Form 10-K
period 2024-12-29
Twin Hospitality Group Inc.
filed 2025-02-28
CIK 2011954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-42395

Twin Hospitality Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-1232362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5151 Belt Line Road, Suite 1200
Dallas, Texas 75254
(Address of principal executive offices, including zip code)
(972) 941-3150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	TWNP	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliated stockholders as of December 29, 2024 was zero .
As of February 24, 2025, there were 47,298,271 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock outstanding.

TWIN HOSPITALITY GROUP INC.
Form 10-K

[FINAL PAGE NUMBERS TO COME]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained herein and certain statements contained in future filings by the Company with the U.S. Securities and Exchange Commission (the "SEC") may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K (this "Annual Report") may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new franchisees, brands, store openings and future capital expenditures are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond our control, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report, including under “Item 1A. Risk Factors,” and the other reports that we file with the SEC from time to time.
These forward-looking statements speak only as of the date of this Annual Report. Except as may be required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
The following discussion and analysis should be read in conjunction with the Financial Statements of Twin Hospitality Group Inc. and the notes thereto included elsewhere in this Annual Report. References in this Annual Report to “the Company,” “we,” “our,” and “us” refer to Twin Hospitality Group Inc. and its subsidiaries unless the context indicates otherwise.

PART I
ITEM 1. BUSINESS

Twin Hospitality Group Inc. is a franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of December 29, 2024, our total restaurant footprint consists of 170 restaurants, of which 74 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 34 are domestic company-owned Twin Peaks restaurants, and 55 are domestic company-owned Smokey Bones restaurants. System wide sales at our franchised and owned locations during fiscal 2024 was $731.6 million, consisting of $573.4 million for Twin Peaks restaurants and $158.2 million for Smokey Bones restaurants.

We believe that our growth plan is driven by a robust pipeline of new restaurant developments. Our pipeline includes more than 100 signed franchised units as of December 29, 2024 providing significant visibility into our near-term growth trajectory. As we continue to expand, of the total number of anticipated new restaurant openings, we have a goal of having approximately 75% be franchised restaurants.
Our Concepts
Twin Peaks
Founded in 2005 in Dallas, Texas, Twin Peaks is an award-winning sports lodged themed restaurant chain known for its made-from-scratch food, 29-degree draft beer, innovative cocktail program and sports on wall-to-wall televisions at rugged lodge atmosphere themed restaurants. Twin Peaks’ made-from-scratch food features a wide array of selections, ranging from craveable game day favorites (such as seared-to-order burgers and hand-breaded chicken wings) to more innovative and premium options (such as New York strip steak, in-house smoked ribs and street tacos), which may be less common for a typical restaurant and sports bar. Twin Peaks pairs its curated food menu with its customer-favorite 29-degree draft beer and craft cocktails. All of our Twin Peaks restaurants possess the look and feel of a natural and rugged mountain lodge, featuring authentic wood tones, comfortable seating, quality furnishings and spacious tables for optimal sports viewing and group gatherings. Our Twin Peaks restaurants typically feature between 60 and 100 television set-ups, providing an immersive and customized viewing experience featuring sports programming and pay-per-view events. Guests at our Twin Peaks restaurants are welcomed by an engaging team, highlighted by an all-female waitstaff, who are a valuable aspect of the Twin Peaks business model and key components of the memorable experiences that our Twin Peaks restaurants provide to guests. Additionally, Twin Peaks’ waitstaff are empowered to serve as brand ambassadors, helping to extend the visibility of the Twin Peaks brand to a wider audience of customers.
The Twin Peaks restaurant experience we provide to our guests is the foundation of the Twin Peaks brand, and we believe that this is the primary catalyst of Twin Peaks' strong performance. Twin Peaks’ broad menu and thoughtfully crafted dining experience drive consistent customer traffic across all day parts, including lunch, happy hour, dinner and late-night. We structure Twin Peaks’ menu utilizing a "barbell" pricing model, offering a broad combination of lower-priced, entry-level menu items along with a range of more premium, higher-priced food and beverages. This pricing strategy offers a differentiated price-to-value proposition for a multitude of guest preferences. Additionally, the breadth of Twin Peaks' beverage offerings supports high-margin revenue across our Twin Peaks restaurant base. We believe that the guests at our Twin Peaks restaurants are highly engaged and enjoy the Twin Peaks restaurant experience, which is best evidenced by Twin Peaks' industry-leading guest satisfaction and intent-to-return scores, as measured by Black Box. We believe that the Twin Peaks concept possesses broad appeal and resonates with the Generation X, Millennial and Generation Z demographic groups, as well as with all genders.
Smokey Bones
Smokey Bones is a full-service, meat-centric restaurant brand and concept specializing in award-winning ribs and a variety of other slow-smoked, fire-grilled or seared meats, along with a full bar featuring a wide selection of domestic, import and local craft beers, a variety of spirits and several signature handcrafted cocktails. Smokey Bones serves dine-in guests for lunch, dinner and late night and offers pick-up, delivery, online ordering and catering options. Smokey Bones was founded in 1999 and in 2019 the brand was strategically repositioned to create more dining occasions while simplifying and streamlining operations.

As experts of authentic fire-grilled and house-smoked meats, Smokey Bones is passionate about serving meat lovers and dining adventurists a deep variety of bold, fire-inspired signature and classic menu offerings. Smokey Bones serves premium quality cuts of a variety of meats, expertly prepared with traditional and global flavors, in a relaxed, but elevated casual dining atmosphere. Smokey Bones appeals to a broad range of guests, ranging from young families to retired couples, and its well-diversified channel and day of the week mix demonstrates that Smokey Bones is a favorite dining choice in the markets where Smokey Bones restaurants are located.
Conversions of Smokey Bones Restaurants into Twin Peaks Restaurants
In September 2023, FAT Brands Inc. ("FAT Brands") acquired Barbeque Integrated, Inc., which is the entity that owns Smokey Bones Bar & Fire Grill ("Smokey Bones"). Subsequent to FAT Brands' acquisition of Smokey Bones, on March 21, 2024, FAT Brands contributed to Twin Hospitality I, LLC, a wholly-owned subsidiary of Twin Hospitality Group, all of the outstanding capital stock of Barbeque Integrated, Inc., which included Smokey Bones. We plan to convert approximately half of the acquired 60 Smokey Bones restaurants into new Twin Peaks restaurants (the "Twin Peaks Conversions"). Of the to be converted Smokey Bones restaurants that are within existing franchisee development areas, we plan to work with our existing franchisees to develop those restaurants. Of the to be converted Smokey Bones restaurants that are within new markets, we may partner with a franchisee to develop those restaurants or convert those restaurants into company-owned Twin Peaks restaurants.
We believe that the opportunity to convert Smokey Bones restaurants enables us and our franchisees to open new Twin Peaks restaurants in attractive locations and markets at a lower cost than a new build and on a shorter timeline, while also providing heightened visibility into our near-term growth objectives for our Twin Peaks restaurant system.
Of the remaining Smokey Bones restaurants that are not converted into Twin Peaks restaurants, we intend to operate them as company-owned Smokey Bones restaurants, sell them to franchisees who will own and operate them as franchised Smokey Bones restaurants or sell such Smokey Bones restaurants.
Our Competitive Strengths
We believe that Twin Peaks’ competitive strengths include:
Differentiated Customer Experience Generating Industry-Leading Guest Satisfaction. We believe that the Twin Peaks restaurant experience is unparalleled due to its broad made-from-scratch food selection, full-service beverage offerings, and expansive sports viewing packages that are delivered in a welcoming and comfortable atmosphere. As a result, guests at our Twin Peaks restaurants are highly supportive of, and loyal to, the Twin Peaks brand. We believe that Twin Peaks’ Black Box scores in various categories of consumer sentiment, particularly intent-to-return, are critical measures of Twin Peaks’ success. We analyze several consumer sentiment scores reported by Black Box, including consumer perception of Twin Peaks’ food, beverages, service and ambiance, and consumer intent-to-return. For fiscal year 2024, Twin Peaks’ average scores for its food, beverages, service and ambiance, and consumer intent-to-return, as reported by Black Box, were 92%, 92%, 94%, 89% and 95%, respectively. Per Black Box, these scores are higher in every category relative to the broader casual dining segment, which we believe is a testament to the strength of the Twin Peaks concept.
Unique Barbell Pricing Model Offering Compelling Guest Value Proposition. Twin Peaks utilizes a “barbell” pricing strategy for its menu across all of the Twin Peaks restaurants, providing a compelling price-to-value proposition that appeals to a diverse range of guests. Twin Peaks’ extensive food and beverage menu selections are suitable for guests with a wide variety of culinary preferences and budget considerations. For example, based on menu pricing as of December 29, 2024, Twin Peaks offered food items ranging from a $10.99 cheeseburger to a $24.99 New York strip steak. Twin Peaks’ beverage offerings cover a similar diversity of price points. Twin Peaks’ spirit selection includes affordable and familiar brands along with rare, more premium selections, allowing it to cater to a wide variety of tastes. Twin Peaks also offers a multitude of game day, lunch, happy hour and holiday specials across both its food and beverage items, which provides guests with exceptional value while promoting specific menu items. We believe that Twin Peaks’ compelling entry-level price points drive its strong customer traffic momentum, while its selection of more premium food and beverage items cater to guests looking for higher-end options. We believe that Twin Peaks’ extensive menu offerings and diverse range of price points appeal to a broad range of consumers across various ages and incomes, who are also similarly attracted to Twin Peaks’ focus on quality food, premium beverages, consistent innovation, and engaging hospitality. During fiscal year 2024, Twin Peaks’ per person average check (“PPA”) was approximately $23.09.
Revenue Maximizing Dynamic Menu and Pricing Capabilities. Menus at our Twin Peaks restaurants are completely digital and accessible by QR code, although guests can be provided with paper printouts of daily specials when needed. Twin Peaks’ digital menus allow us to implement menu engineering, where we have the ability to move items around the menu in order to promote higher-margin products and respond in real time to cost changes related to commodity price movements or inventory levels by focusing on specific items. We are also able to quickly implement selective price adjustments. Dynamic menus enable us to curate our menus by restaurant when needed, which is especially critical for franchisees operating in states with higher labor costs, who may charge slightly higher prices in order to generate sufficient margins.

Broad Day part Appeal Across Multiple Dining Occasions. Twin Peaks’ diverse menu offerings, compelling value proposition, and welcoming lodge environment create broad appeal across multiple day parts and guest occasions. Twin Peaks’ extensive food and beverage options appeal to guests at all times of the day, driving traffic and sales volumes across lunch, dinner and late-night periods. Twin Peaks’ menus feature dedicated lunch specials, providing professionals seeking a respite from the office, or sports fans looking to catch a daytime game, with an engaging lunchtime experience. We continue to grow Twin Peaks’ seasonal brunch menu, which is particularly geared to early start time sports. Twin Peaks’ happy hour deals attract after-work crowds with daily specials across its food and beverage categories. We believe that Twin Peaks’ expansive television packages and breadth of elevated food and beverage offerings are particularly well-positioned for the dinner day part, offering guests the opportunity to enjoy prime time sports in a comfortable atmosphere. Our Twin Peaks restaurants are open as late as 2:00 am on weekends, serving guests looking to watch late night sporting events with a full menu of food and beverage offerings. We believe that the extended hours of our Twin Peaks restaurants are another key differentiator of the Twin Peaks brand, serving guests at times when many other restaurants are closed or offering more limited menu selections. Twin Peaks focuses on providing a welcoming and energetic guest experience across all day parts, which we believe creates a consistent value proposition and experience for guests.
High-Growth, Asset-Light Franchisor Business Model with Compelling Franchisee Value Proposition. Our operating model for Twin Peaks incorporates the most effective attributes of franchised restaurant concepts, while leveraging the benefits of our company-owned Twin Peaks restaurant platforms. We benefit from the recurring and high-visibility cash flow streams driven by royalty revenue generated from our franchised Twin Peaks restaurants. Additionally, our high-growth and high-margin company-owned Twin Peaks restaurants allow us to directly control the in-restaurant Twin Peaks experience, selectively test new innovative menu offerings and obtain more direct feedback on guest experiences. Our Twin Peaks restaurants generate attractive and consistent average unit volumes ("AUV"), restaurant-level profitability and cash-on-cash returns while driving strong brand loyalty amongst guests. Our franchisor business model is a critical component of our financial performance, and we expect Twin Peaks’ franchising operations to be a key driver of our long-term growth.

Experienced Franchisee Partners. Our ability to drive revenue and profitability growth through our franchising operations for Twin Peaks is contingent upon our ability to select and partner with experienced and well-capitalized franchisee partners. Our current network of franchisees consists of a group of highly experienced operators with proven support of the Twin Peaks brand. We specifically seek to partner with well-capitalized franchisee partners who have prior experience in managing full-service restaurants or related hospitality venues. Our franchisees often have meaningful experience as independent operators of other national dining concepts, such as Red Robin, Papa John’s and Panera. We strategically partner with franchisees who have been vetted through our thorough selection process.

Of our franchisees with open Twin Peaks restaurants as of December 29, 2024, each franchisee operates an average of approximately four Twin Peaks restaurants and has been a part of our Twin Peaks restaurant system for an average of approximately seven years (based on the number of years since a franchisee partner first executed a franchisee agreement with us). We are confident in our ability to drive growth of our Twin Peaks restaurant base through both our existing network of franchisees as well as through new franchisee partnerships. When signing new franchisee partners, we target an initial commitment of at least three franchised restaurants, which we believe supports our ability to partner with well-capitalized and dedicated operators.

We provide our franchisees with significant support from the outset of our partnership, from development and design of the Twin Peaks restaurant to a weekly dashboard of key performance indicators in order to maximize franchisee productivity and profitability. We offer immersive training support for franchisees opening a new Twin Peaks restaurant, as well as in-depth course curriculum to train and develop manager-level franchisee employees. When a new franchised Twin Peaks restaurant is opened, a representative from our Twin Peaks team joins the franchisee on site to facilitate a smooth launch. After a franchised Twin Peaks restaurant is opened, we provide franchisees with up-to-date performance metrics, leveraging our data and technology infrastructure to support our franchisees in driving efficiencies within their restaurants. In order to ensure optimal performance in our franchised Twin Peaks restaurants, our franchisees are required to dedicate a significant amount of focus and personnel to the Twin Peaks brand. Each franchisee is required to have a designated principal, who functions as a director of operations strictly for Twin Peaks restaurants. A franchisee’s designated principal is required to work solely on the Twin Peaks concept.

Attractive Unit Economics. We believe that the growing popularity of the Twin Peaks restaurant experience and the efficient operating model of our Twin Peaks restaurants translate into attractive unit-level economics at our company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants. Our Twin Peaks restaurant model has been intentionally designed to help franchisees achieve compelling AUVs, strong restaurant-level profitability margins, and an attractive return on invested capital. During fiscal year 2024, our Twin Peaks restaurants generated an AUV of $5.3 million across our system. During fiscal year 2024, AUVs across our company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants were $4.9 million and $5.4 million, respectively.

We believe that the continued growth of our franchisee system for Twin Peaks reflects the attractiveness of our unit economic model and the favorable return on investment presented by our Twin Peaks restaurants. We target payback periods of three years for our Twin Peaks restaurants. For new builds, we leverage sale-leaseback transactions where necessary to help us achieve our targeted returns. We believe that this payback period represents an attractive investment opportunity for franchisee partners in the full-service dining space. Furthermore, we believe that our unit economics are a key driver of our Twin Peaks restaurant growth with our franchisee partners.

Portable Concept with Proven Success across Various Locations and Markets. Twin Peaks’ differentiated concept has proven successful across the majority of the United States. As of December 29, 2024, there are Twin Peaks restaurants in 27 states across various regions of the country. We have generated positive comparable restaurant sales growth across our restaurant system while expanding into new markets and regions with varying population densities and characteristics. We believe that the broad appeal of the Twin Peaks brand and Twin Peaks’ best-in-class guest experience have been the primary drivers of Twin Peaks’ success across the country. The Twin Peaks concept has also succeeded in a variety of real estate formats and locations. While we are flexible when evaluating new Twin Peaks restaurant locations, our preferred location type is a freestanding second-generation restaurant building near major roadways and within retail corridors, with 150 or more available parking spaces, and in an area with a residential population of at least 150,000 people within a five-mile radius. The flexibility of our real estate model, coupled with the broad appeal of Twin Peaks’ menu offerings, pricing strategy, and in-restaurant experience, have also enabled us and our franchisee partners to operate successful Twin Peaks restaurants in both urban and suburban areas. Accordingly, we believe that the Twin Peaks concept is well-positioned for continued growth in both new and existing markets. On a global scale, as of December 29, 2024, one of our franchisee partners is operating seven franchised Twin Peaks restaurants in Mexico, and has committed to develop and open an additional 25 franchised Twin Peaks restaurants in Mexico. Twin Peaks’ existing presence, and continued growth, in Mexico demonstrate the brand’s international portability and potential outside the United States.

Differentiated Real Estate Strategy and Proven Conversion Capabilities. To date, we have executed on our differentiated real estate strategy to build out our Twin Peaks system of restaurants throughout the United States and Mexico. We have demonstrated an ability to successfully convert existing buildings to Twin Peaks restaurants. Of our 115 Twin Peaks restaurants, 91, or 79.1%, were successfully converted from various forms of existing buildings. We believe that our ability to simultaneously evaluate conversions and new-builds for new Twin Peaks restaurant openings, combined with the support we provide to franchisees in selecting sites for new Twin Peaks restaurant development, are key differentiators of our business model. We believe that we are able to select the best possible real estate for a new Twin Peaks restaurant, allowing us to open new restaurants in the most attractive locations available. Given our asset-light business model, we do not seek to own significant amounts of real estate; however, when developing a new Twin Peaks restaurant, we may acquire a plot of land or an existing building. In order to minimize the amount of committed capital for each new Twin Peaks restaurant, we may engage in sale-leaseback transactions with third-party investors.

We believe that the planned conversion of Smokey Bones restaurants to Twin Peaks restaurants will catalyze our near-term unit growth. Over the next two years, we plan to work with our Twin Peaks franchisee partners to convert certain Smokey Bones restaurants that are within their existing development territories into Twin Peaks restaurants, with these restaurants being operated by such franchisees. Furthermore, we plan to convert additional Smokey Bones restaurants to company-owned Twin Peaks restaurants.
Our Growth Strategy
The principal elements of our growth strategy include:
Grow Our Twin Peaks Restaurant Base in the United States and Abroad. We are in the early stages of fulfilling our total restaurant potential. We have a long track record of successful development of new restaurants and a versatile real estate model that is built for growth. Based on our internal analysis and third-party research conducted by eSite Analytics, we believe that there exists long-term potential for over 650 Twin Peaks restaurants in the United States. Additionally, based on our internal analysis of the international footprints of other relevant restaurant concepts, we believe that the Twin Peaks brand has the potential for a total of 250 additional restaurants internationally. We believe that the Twin Peaks brand and concept have proven portability, with strong AUVs and returns on investment across a diverse range of geographic regions, population densities, and real estate settings.
Grow Number of Domestic and International Franchised Twin Peaks Restaurants with Existing and New Franchisees

We are aiming to achieve our domestic restaurant potential by expanding in both existing and new markets. As of December 29, 2024, we have an extensive domestic development pipeline of more than 100 total commitments to open new franchised Twin Peaks restaurants. Some of these planned new franchised Twin Peaks restaurants will be conversions of current Smokey Bones restaurants into franchised Twin Peaks restaurants. Approximately 73% of our current franchise commitments for Twin Peaks restaurants are from existing franchisee partners with at least one Twin Peaks restaurant currently in operation, which we believe is due to the attractiveness of the Twin Peaks concept, our restaurant business model, as well as our positive franchisee relationships. We believe that our highly franchised business model provides a platform for continued growth, as it allows us to focus on our core strengths of menu innovation, guest engagement, marketing, and franchisee selection and support, while growing our restaurant presence and Twin Peaks brand recognition with limited capital investment by us. We also believe that international growth presents a significant opportunity. We believe that, in addition to continued growth of the Twin Peaks brand in Mexico, there is an opportunity to expand the Twin Peaks brand to Europe, Asia, Central and South America, Canada, Africa, and Australia.

Strategically Grow Company-Owned Twin Peaks Restaurants

As of December 29, 2024, we are currently aiming to open a total of nine potential company-owned Twin Peaks restaurants within the next three years, some of which will be planned conversions of current Smokey Bones restaurants into company-owned Twin Peaks restaurants.
Continue to Grow Comparable Restaurant Sales
•Food & Beverage Innovation. We seek to introduce innovative food and bar menu items that we believe align with evolving guest preferences and broaden the appeal of our brands, and we will continue to explore menu offerings that aim to increase guest visits. For example, in order to drive guest frequency and broaden the appeal of the menu at our Twin Peaks restaurants, we recently added new, on-trend categories to the food menu, such as street tacos, flatbreads, and unique flavor changes to the wing sauces. Additionally, we consistently modify and advance our bar menu to best serve a broad range of guests. Our team has exhibited a proven track record of food and beverage innovation, which we believe can be leveraged to further drive Comparable Restaurant Sales growth.
•Expand Daypart Offerings. We believe that we have a significant opportunity to capitalize on underpenetrated daypart opportunities. For example, we continue to drive growth at our Twin Peaks restaurants with our seasonal brunch menu (focused around early start time sports), and at both our Twin Peaks restaurants and Smokey Bones restaurants we offer competitively priced lunch combo selections and happy hour food and beverage selections. Our happy hour specials focus on both the traditional happy hour daypart to drive guest count during periods of lower traffic, along with a late-night happy hour program to ensure that we are maximizing our sales and profit opportunities through the close of business each night.
•Expanded Product Offerings. We have a strong PPA, at approximately $23.09 for Twin Peaks restaurants, and approximately $23.74 for Smokey Bones restaurants, during fiscal year 2024. We continually look to find innovative new product offerings to retain and attract customers and to grow the PPA at our restaurants. For example, our Twin Peaks restaurants have unique PPA sales drivers beyond traditional appetizers and desserts, such as cigars and limited-time spirit offerings, including rare bourbon, whiskey and tequila barrel selections, which add to aggregate check amounts and may drive restaurant visits for unique occasions. We also have ancillary buildouts that we have implemented, and are continuing to explore, in select Twin Peaks restaurants, such as a Cigar Bar, a Speakeasy, a Top Golf Swing Suite and additional Man Cave seating for large parties.
Increase Awareness of our Brands. We believe that the strong consumer sentiment scores for both the Twin Peaks and Smokey Bones brands highlight the strength of our concepts and their resonance with guests. We believe that we have a significant opportunity to leverage our favorable perception to expand the visibility and awareness of our brands. Each new restaurant we open increases awareness of the particular brand and enables us to reach more guests. In addition, we will continue to invest in marketing and advertising to drive guest frequency and overall visibility of our brands. We introduce new marketing strategies through various channels, including social media, online, print, digital advertising and radio, with the intent to drive broad awareness of our brands and customer traffic to our restaurants. We will also continue to harness local marketing initiatives by developing media and marketing programs unique to a restaurant’s specific market, and by working closely with our franchisees to maximize the effectiveness of these efforts. Simultaneously, we will continue to grow our digital presence via social media and email marketing initiatives. For example, the waitstaff at our Twin Peaks restaurants often command large social media followings across various platforms, which we believe provides a positive halo effect for the Twin Peaks brand, and drives additional customer traffic to our Twin Peaks restaurants. We intend to drive repeat customer traffic in our restaurants by becoming our guests’ preferred sports bar destination, and we believe that investments in targeted marketing initiatives that heighten this message and reinforce our authenticity will continue to generate guest loyalty and promote brand advocacy.
Additionally, Twin Peaks has established a national marketing fund (the “Twin Peaks National Marketing Fund”), which is funded by contributions from both company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants. All franchised Twin Peaks restaurants are required to contribute 2.5% of gross sales to the Twin Peaks National Marketing Fund, and our company-owned Twin Peaks restaurants currently also contribute this amount to the Twin Peaks National Marketing Fund as well. The Twin Peaks National Marketing Fund has grown significantly in recent years as we have expanded our Twin Peaks restaurant footprint. Excluding rebates, collections in the Twin Peaks National Marketing fund were over $13.4 million in

2024. The growth of the Twin Peaks National Marketing Fund allows us to aggressively grow the awareness of the Twin Peaks brand on both the national and local scale, and we plan to continue leveraging this fund as our Twin Peaks restaurant system expands. We believe that the Twin Peaks National Marketing Fund will continue to be critical in generating awareness and excitement around new Twin Peaks restaurant openings, as well as driving system-wide sales growth across our restaurant system. We typically budget a portion of the Twin Peaks National Marketing Fund to local media and marketing efforts, with the balance spent on a range of other marketing and advertising initiatives, such as creative, production, website maintenance, and other activities.
Expand Margins through Operating Leverage. Over the last several years, we have invested in our corporate infrastructure to successfully support both our franchisees and company-owned restaurants. Key areas of recent investment include innovative menu items, technology infrastructure, senior leadership, and other categories. We believe that these investments will allow us to continue to drive operational efficiency across our business. We aim to leverage our corporate cost base over time to enhance our margins, as we believe selling, general and administrative expenses will grow at a slower rate than our restaurant base and revenue. By continuing to optimize our infrastructure and leveraging our scale efficiencies, we can further enhance our profitability as we grow.
Continue to Attract and Develop Great People. We have an uncompromising focus on providing an unparalleled guest experience, which we believe starts with our employees. We and our franchisees continually invest in our teams by employing passionate individuals who exemplify our brands at every level, from waitstaff to kitchen staff to restaurant management. We aim to develop our employees by having comprehensive internal training and career advancement programs, which result in a highly competent, empowered and well-compensated work force. We strive to maintain a work-place culture of respect, inclusivity and support, ensuring that all employees are passionate about our shared goal of delivering an unmatched dining experience and continuing to grow our respective brands. We believe that our focus on appropriately training and mentoring our team members and inspiring them to focus on delivering a best-in-class guest experience translates directly into efficient restaurant-level operations, as well as industry-leading guest satisfaction scores and return rates.
Explore Acquisition of Complementary Brands. We have developed a successful playbook spanning operations, training and marketing programs. We believe that other brands could benefit by leveraging our robust and established infrastructure, and we are well-positioned to acquire complementary regional brands to further expand our platform.
Our Twin Peaks Restaurants
Restaurant Design and Format. We build our Twin Peaks restaurants to make guests feel like they are at the center of the game. We believe that creating a fan-first, lodge-style environment to deliver an immersive sports viewing experience differentiates Twin Peaks from its competitors. We strive to transport guests in our Twin Peaks lodge-style restaurants with wall-to-wall televisions for virtually every game, match, fight and race. We believe that Twin Peaks’ rugged lodge-style restaurants create a unique sports viewing and dining experience, where stone and rustic timber create a quintessential cabin environment punctuated by a fire pit on the patio, hunting trophies on the walls, and the welcoming and engaging nature of our waitstaff.
Site Selection Process. Our site selection process for our Twin Peaks restaurants is designed to identify ideal locations where we can provide a truly memorable experience for guests, while ensuring our Twin Peaks restaurants perform to our standards. Our Twin Peaks team utilizes a detailed, data-driven approach to ensure sites meet our qualification requirements and adhere to our “built to last” mantra. Our Twin Peaks team actively pursues sites in markets that match our targeted set of demographics, population density, and other characteristics.

We target trade areas that allow for the development of free-standing buildings with outdoor space, easy accessibility, and high visibility near other consumer traffic drivers, such as retail corridors, sports and entertainment venues, colleges and universities, and business districts. We also consider various other site-specific factors, including traffic patterns and destination attractions. Given the size requirements for our Twin Peaks restaurants, the majority of them are free-standing locations.

Our current domestic Twin Peaks restaurants average over 7,800 square feet. For new restaurant openings, we typically target restaurant spaces with 6,000-8,000 square feet, and over 150 parking spaces. Current international Twin Peaks restaurant locations in Mexico have a smaller footprint averaging approximately 6,000 square feet. We require ample parking spaces for our Twin Peaks restaurants, as vehicle accessibility is necessary for customer traffic. We typically seek corner locations with easy access and high visibility along major freeways and retail corridors. If built from the ground up, our domestic prototype Twin Peaks restaurant is approximately 6,500 square feet, plus room for an outdoor patio that is approximately 2,100 square feet. We target areas with heavy daytime populations, mid-grade business hotels, upscale apartments, and a strong work base, such as a central business district. We also look for areas with above-average happy hour income for the market. Our ideal demographic composite includes a population of at least 150,000 people within a five-mile radius, a daytime population of 150,000 people or more, a daytime working population of at least 100,000 people, and an average household income of $75,000 or greater.

Construction and Opening Process. The development, construction and opening of a typical Twin Peaks restaurant generally can take from nine months in the case of a conversion of an existing site, to up to 18 months for a new build. We use a variety of general contractors on a regional basis, and employ a mixed approach of bidding, direct purchasing, and strategic negotiation to ensure the best value and highest quality construction. We generally utilize ground leases and typically receive landlord development allowances and/or rent credits for leasehold improvements. We aim to constantly optimize our buildout costs through value-focused back-of-house, front-of-house construction management, and by brokering deals with our landlords to reduce our net capital costs without compromising the guest experience. Upon completion of construction or conversion of a Twin Peaks restaurant, our team works to ensure an efficient and well-executed opening process with management development programs, employee training, and support for both company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants.

Our Twin Peaks Team

Structure of Operations Team. We have intentionally structured the Twin Peaks operations team to support our full system of company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants. The Twin Peaks operations team is led by our Chief Operating Officer and three Vice Presidents of Operations, who in turn oversee three Regional Vice Presidents. These Regional Vice Presidents are each responsible for company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants across different territories. Each Regional Vice President oversees one or more Director of Operations or Regional General Managers. A Director of Operations covers a minimum of three company-owned Twin Peaks restaurants and up to 10 franchised Twin Peaks restaurants, while a Regional General Manager oversees, and participates in, the operations of two to three company-owned Twin Peaks restaurants. All director-level personnel are responsible for managing their own financial performance, staffing, and facility needs.

Each of our Twin Peaks franchisee partners appoints a Designated Principal who serves as the leader of such franchisee’s operations team, and who acts as the liaison between the franchisee and our corporate teams. These Designated Principals oversee all planning, organization and control of activities for their franchise groups, including development of management teams, execution of brand standards, attendance at all franchise-related conferences, and related responsibilities. By requiring each Designated Principal to be fully dedicated to the Twin Peaks brand, we are able to ensure that each franchisee partner is fully aligned with respect to the efficient management of Twin Peaks restaurants and the hiring of appropriate team members to support these operations.

Training and Leadership Development. We emphasize continuous investment in our team members by ensuring that they have access to the right training and development programs to succeed. We leverage a state-of-the-art e-learning system designed to educate team members at both our company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants. All managers and new franchisee partners participate in this virtual training program. Franchisees are able to leverage our online “Peaks Point” system to monitor training and development. We also provide in-depth course curriculum to advance the development of our employees. These training programs vary in duration and content depending on the employee level. For example, Designated Principals and Manager candidates participate in our nine to 11-week Manager-in-Training program, whereas a Shift Lead will participate in a two-week program with the General Manager. We believe that this education and development is a crucial element of the Twin Peaks brand and culture, allowing us and our franchisees to drive efficient operations in each of our Twin Peaks restaurants while supporting our team members in developing effective leadership and operational capabilities.

We also conduct hands-on, pre-opening training support for all new Twin Peaks restaurant openings across all markets. We provide a designated New Store Opening Manager for each new Twin Peaks restaurant opening, who is responsible for leading the location’s training team and guiding restaurant managers in utilizing our relevant brand systems and tools. This program promotes sufficient training of restaurant managers to ensure proper leadership and oversight at new Twin Peaks restaurants. We also provide front of house and “heart of house” coordinators to guide training programs and evaluate performance through opening. In total, we provide approximately 27 trainers for each new Twin Peaks restaurant opening. During the weekend prior to a new restaurant’s soft opening, such restaurant conducts a “Friends & Family” weekend to give teams the opportunity to experience a full restaurant with high order volumes in a lower-risk environment. Both before and after a restaurant opens, a Director of Operations conducts regular visits to provide ongoing training and support. Our intensive hands-on support, which we provide at both new company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants, ensures that our teams and franchisees are equipped to provide consistent dining experiences to all guests.

We believe that promoting internally allows us to provide substantial career advancement opportunities to our team members while enabling us to capitalize on their in-house operational expertise. We have intentionally structured our Twin Peaks operations platform to encourage our employees to pursue a career trajectory that allows them to work upwards from waitstaff or kitchen team member to a managerial role. For example, our Shift Leads are exclusively promoted from within. We believe that the visibility into long-term career advancement that we offer to our employees is critical in both attracting and maintaining quality talent. For example, in 2024, more than 25 of Twin Peaks’ restaurant manager-level employees were promoted from within.
Franchisee Relationships
Our franchise agreements for our Twin Peaks restaurants typically grant our franchisees the right to operate for an initial term of 15 years, with an additional renewal term of 15 years, subject to various conditions that include upgrades to the location and maintenance of the applicable brand image. All franchise agreements grant licenses to use the Twin Peaks trademarks, trade secrets, and proprietary methods, recipes and procedures. Our obligations under a franchise agreement include providing an initial training program, grand opening support, inspection of the restaurant, consultation in connection with operations, management services, the development of advertising materials, assistance in local marketing, and other ongoing advice and support. The initial franchise cost for a Twin Peaks location is $50,000, and each additional location requires a development fee of 50% of the initial franchise fee. Our franchisees are required to pay royalties of 5.0% of gross sales. Additionally, our Twin Peaks franchisees are required to contribute 2.5% of their gross sales to the Twin Peaks National Marketing Fund, which creates a pooled fund for the creation of marketing and advertising materials to support the Twin Peaks brand on both national and local scales. Our franchisees are required to purchase certain equipment, supplies, and inventory from one or more of our affiliates or approved suppliers to ensure quality and maintain our strict standards.
We have at times entered into development agreements with franchisee partners that provide for planned assigned areas of restaurant development on a multi-restaurant, multi-year basis. The terms of such development agreements can vary, based on the number of restaurants contemplated. For example, a typical development agreement for the development of five Twin Peaks restaurants may allow for 18 months to open the first restaurant, and 12 months thereafter for subsequent restaurants. These development agreements generally vary for each franchisee partner, and we may grant rights to develop a larger number of restaurants more quickly or may shorten the time allowed for development. The development fee paid by a franchisee partner under a development agreement is typically $50,000 for the first restaurant, and $25,000 for each additional restaurant commitment. This development fee is deductible against the franchise fee for each Twin Peaks restaurant developed under the development agreement.
We maintain programs to monitor and evaluate the adherence of our franchised Twin Peaks restaurants to our quality, service, and cleanliness standards. In addition to our hands-on training and assistance, we regularly provide franchisee reviews, monthly development calls, quarterly franchise meetings, and access to our following franchise committees: marketing, food and beverage, development, operations/training, and franchise business council.
We believe that our franchise model for our franchised Twin Peaks restaurants positions us for continued growth over the long term in both domestic and international markets. We believe that we will continue to generate franchisee demand for the Twin Peaks brand from both existing and new franchisee partners, driven by compelling unit economics and strong investment returns. As Twin Peaks grows, we are targeting to have approximately 75% to 80% of our Twin Peaks restaurants be franchised Twin Peaks restaurants. Franchising will also be a core component of our international expansion strategy for the Twin Peaks brand. We believe that we have an opportunity for future growth in Mexico with our existing franchisee partner who operates seven Twin Peaks restaurants in Mexico as of December 29, 2024, as well as in other markets across Europe, Asia, Central and South America, Canada, Africa, and Australia.
Marketing Strategy for the Twin Peaks Brand
We leverage a variety of marketing and advertising efforts specifically designed to promote the core attributes of the Twin Peaks brand. All content is thoughtfully designed to showcase Twin Peaks’ food and beverage quality, engaging dining experience, and welcoming restaurant environment. Our marketing strategy focuses on offering guests new, authentic and exciting ways to engage and interact with the Twin Peaks brand. Marketing initiatives typically revolve around four key components:
•Annual Marketing Calendar. Defined marketing programs developed for the year ahead
•Local Media Strategy Team. Our marketing team works closely with our franchisee partners to strategize on and purchase local media
•Public Relations Team. National and local public relations teams focused on new store openings, local exposure and press releases and other publicity
•Social Media Support. Our social media accounts focus on promoting event-specific and general Twin Peaks content

Our Twin Peaks restaurants provide an event-driven dining experience, and as such, in-restaurant events are a core component of Twin Peaks’ marketing strategy. We leverage a full marketing calendar throughout the year, which we share with our Twin Peaks franchisees on a monthly basis, in order to drive customer traffic and unique visit occasions amongst guests.

Some of these promotions capitalize on major sporting events, such as a pay-per-view boxing match. Other promotions are intentionally scheduled around months with fewer sporting events in order to drive customer traffic during periods of lower volume. Additionally, we curate in-restaurant events around holidays and other special occasions, including St. Patrick’s Day, Valentine’s Day, Cinco de Mayo, Black Friday, Veteran’s Day, National Pickle Day, the anniversary of the end of Prohibition and others, which we believe offers guests unique in-restaurant experiences and drives innovative ways to engage with the Twin Peaks brand. We leverage social media, digital marketing and in-store content to build awareness and excitement around these events.

We have established the Twin Peaks National Marketing Fund, which is funded by contributions from both company-owned Twin Peaks restaurants and franchised Twin Peaks restaurants. All franchised Twin Peaks restaurants are required to contribute 2.5% of their gross sales to the Twin Peaks National Marketing Fund, and our company-owned Twin Peaks restaurants currently contribute this amount to the Twin Peaks National Marketing Fund as well. We maintain full control over the use of the funds in the Twin Peaks National Marketing Fund. We look to spend a portion of such funds on planning, creative, production and management expenses, including strategic annual planning, website maintenance, menu management, uniform and merchandise management, and other related activities for the Twin Peaks brand. The balance of the Twin Peaks National Marketing Fund is spent on local marketing initiatives, which include both onsite and offsite events, menu specials, promotional papers, sponsorships, search engine optimization, and digital and printed materials for Twin Peaks restaurants. Local marketing is especially critical for new Twin Peaks restaurant openings by helping it cultivate awareness and visibility of the Twin Peaks brand in both new and existing markets. We collaborate with our Twin Peaks franchisee partners to optimize local marketing efforts, with our team working closely with franchisees to buy local media and maximize its impact with local customer bases. In addition to the contributions to the Twin Peaks National Marketing Fund, all franchised Twin Peaks restaurants are also required to spend 0.5% of their gross sales directly on local marketing initiatives. All local marketing and related creative content must be approved by our corporate team prior to use. To help support these efforts, we maintain a digital creative library featuring marketing assets, how-to toolkits, and other relevant content. Additionally, our public relations team functions both nationally and regionally to drive local exposure and awareness for new Twin Peaks restaurant openings.

Twin Peaks maintains an active brand presence on key social media platforms, with over 3.9 million followers across national and local channels (including accounts managed by our franchisee partners) as of December 29, 2024. At the corporate level, we maintain active accounts for the Twin Peaks brand across Facebook, Instagram, TikTok, X, and Threads. Our marketing team manages all activity across our corporate accounts. Our corporate Twin Peaks TikTok account has quickly grown exceptionally, as since launching the account in the summer of 2022, we have grown our audience to over 300,000 followers as of December 29, 2024. Additionally, each of our Twin Peaks restaurants also has individual Facebook and Instagram accounts that are run at the local level, with our internal marketing teams monitoring and advising on content. Our marketing team works closely with a creative agency to develop a full social media calendar each month. For example, social media posts from our corporate Twin Peaks accounts focus on a variety of content, including costume parties, promotions, major sporting events, national holidays, food and beverage highlights, and our waitstaff. Our franchisee partners have access to this content and calendar and are encouraged to utilize our imagery and messaging in combination with their own local content. We monitor the performance of our social media accounts on a monthly basis by tracking follower count and engagement through a dedicated social media software tool, which allows us to measure content performance across channels and gain a clear picture of the type of content that is resonating with our audience.

We utilize marketing technology to provide each of our Twin Peaks restaurants with digital platforms to manage their marketing initiatives and customer bases. We leverage Fishbowl to manage customer relationships and drive our email marketing efforts, which includes a weekly newsletter distributed to our subscriber list to inform them of upcoming Twin Peaks events and promotions. Our internal marketing team facilitates and manages all messaging for national content as well as local and individual promotions. We encourage our franchisees to tailor messaging as needed to suit their specific purposes for email marketing.
Our Smokey Bones Restaurants
Smokey Bones’ Menu is Streamlined for Operational Efficiency. Smokey Bones’ uniquely meat-driven menu offers diners a range of protein options, ranging from traditional barbecue dishes like our award-winning Baby Back ribs and create-your-own combos, to steaks, seafood, burgers, wings and shareable samplers. Each Smokey Bones restaurant has high-capacity smokers, and Smokey Bones smokes all of its meats in-house, daily.

Smokey Bones’ broad menu consists of scratch-made offerings, but recipes are created with ease of execution and operational efficiency in mind. Smokey Bones has recently undergone a menu rationalization initiative in order to simplify and streamline its menu, which will reduce complexity for the kitchen while prioritizing items with highest guest preference and the most favorable margins. This initiative reduced Smokey Bones’ core menu from 12 pages to six, and minimized single-use SKUs.

Along with in-house smokers and meat expertise, Smokey Bones’ beverage program is a key differentiator. Smokey Bones’ alcohol sales, which represent 17% of its dine-in business, exceed the typical sales mix in a casual dining restaurant, largely due to Smokey Bones’ focus on specialty cocktails and a locally-relevant beer selection.

Restaurant Design and Format. The original Smokey Bones restaurant design incorporated a homey, log cabin aesthetic, and while the concept has evolved over time and many of the original restaurants have been remodeled, Smokey Bones has retained many of the elements that create a familiar and inviting environment for guests, such as dark wood, fireplaces and smoke and flame visuals. Our Smokey Bones restaurants feature a large central bar that is both a focal point and gathering spot, and are outfitted with numerous televisions throughout the bar and dining areas. Our Smokey Bones restaurants have open floorplans and incorporate flexible seating arrangements to easily facilitate large parties and special events, and some locations also feature outdoor patios. Newer Smokey Bones restaurants have dedicated take-out areas to support the increased off-premise business.
Experienced Leadership Team
We are led by a strong senior management team with a combined eight decades of experience in the full-service dining sector and franchising industry. Our strategic vision is set by our Chief Executive Officer, Joseph Hummel, who has more than 25 years of industry experience. Our leadership team understands our unique segment of the restaurant industry and brings years of relevant experience leading our business to attain profitable and effective operational objectives. Our leadership team is the most important driver of our success and has positioned us well for long-term growth. We believe that our track record of success and expansion, combined with our internal platform for career development and advancement opportunities available to all employees, will allow us to continue to attract and retain exceptional talent.
Human Capital Resources
Our Values
Our employees are fundamental to our business and function as the primary driver of our success. Our team culture revolves around six foundational guiding principles that we strive for every day:

•Respect. We treat others as we expect to be treated, and we do the right thing.

•Excellence. We surpass ordinary standards. We execute at the highest level.

•Expertise. We are knowledgeable, highly skilled masters of our craft. We are known for best-in-class systems and tools used to operate and grow our brands.

•Hospitality. We are passionate about every guest experience. Our recipe for hospitality success is generosity, enthusiasm and a “do it now” attitude.

•Adventurous. We take risks, and we try new things that separate us from the norm. We know how to have fun while doing it.

•Loyalty. We are loyal to one another and to our brands. We function as one team.

Guided by these principles, our team is inspired to deliver unmatched hospitality throughout our restaurants. We believe that our employees operate as one team, with mutual respect and loyalty to one another and to our brands. Furthermore, we believe that our passion for our mission motivates our franchisees to provide the same degree of service and dedication that we offer in each of our company-owned restaurants.

We strive to maintain a workplace culture where our team members are proud to work and are motivated by a common goal of providing our guests with an engaging dining experience. As such, we have been successful in attracting outstanding employees who are passionate about our brands. We offer competitive compensation and benefits, as well as bonus programs for manager-level employees. Simultaneously, we invest in programs to promote employee leadership and development, offering all team members opportunities to advance their careers with us. We foster a culture of support and empowerment, and have a focus on enabling our female team members to advance within our corporate structure. For example, our Vice President of Marketing started with Twin Peaks as a bartender and successfully advanced up the ranks from there, demonstrating our focus on promoting women to leadership positions.
Human Resource Functions and Support
We have established a full department dedicated to human resources (“HR”) and training functions. Led by our Chief Legal Officer and our Vice President of HR / Learning and Development, our HR department ensures that all team members have access to appropriate resources and are provided with the necessary support to execute at the highest level. We operate based on an open-door policy, encouraging employees to contact members of our HR team with any questions or concerns they have regarding their jobs or working environments. Within our restaurants, the safety and wellbeing of all employees is paramount. While HR departments are localized for our franchisees, we provide all team members across our system with best practices and access to a hotline that they can call regarding any concerns with on-the-job safety.
Corporate Support Center
We have developed a support center designed to provide daily support for the respective operations of our company-owned Twin Peaks and Smokey Bones restaurants and franchised Twin Peaks restaurants. Our support center supports, among other areas of our operations, legal, HR, recruiting, training, construction, IT, finance, accounting, and marketing. The majority of our support center employees work out of our corporate office in Dallas, Texas.
Employee Base
As of December 29, 2024, we had approximately 5,300 employees, of which 66 are corporate employees supporting our overall Company, including our Twin Peaks restaurants, 31 are corporate employees supporting our Smokey Bones restaurants, approximately 3,000 are employees working in our Twin Peaks restaurants, and approximately 2,200 are employees working in our Smokey Bones restaurants. Our franchisee partners are independent businesses, and as such, their employees are not included in our employee statistics.
Technology Infrastructure
Key Systems
All of our restaurants use the NCR Aloha POS system to support our growth plans and enhance the customer experience. Aloha’s intuitive interface increases operational efficiency and order accuracy, allowing our waitstaff to focus on delivering exceptional guest service. Our operations are further enhanced by the Aloha Kitchen Display System, which maximizes kitchen efficiency through graphical displays and cook timing technology. Additionally, the Aloha Pulse mobile management app provides real-time, actionable information about our restaurant’s performance directly on mobile devices. We also utilize various enterprise software systems to help manage our operations, including Decision Logic back-office, Hot Schedules, daily reporting tools, and specialized beverage management systems. We utilize industry leading business intelligence systems, including Mirus, Blackbox and Red Onion for comprehensive performance, workforce and industry insights and advanced analytics surrounding marketing and menu pricing. We continue to work with our technology partners to enhance and perfect our systems to support our growth and franchisee satisfaction. We believe that our recent investments in technology infrastructure and systems will support our future growth and expansion opportunities. As we continue to implement functionality and additional system optimization, we believe that our technology infrastructure will allow us to more closely monitor our business performance and drive efficiency across our restaurant system.
Data Collection and Security
Our platform processes a large volume of personal information, and, as a result, we are subject to numerous laws, regulations, industry standards, and other obligations related to privacy, data protection, and data security. We carefully adhere to these requirements and standards to ensure guest safety and trust. Our system does not collect any information that could be considered non-standard for a restaurant and franchising company.
Jurisdictions around the world have adopted or are proposing to adopt laws and regulations related to privacy, data protection and data security, and we may become subject to additional requirements and obligations as we expand our operations into new geographic markets. Additionally, a disruption or failure of our systems or technology, or a data security incident, could harm our ability to effectively manage our business.
Supply Chain and Sourcing
Our unwavering commitment to quality in our food and beverage offerings is reflected in our supply chain and sourcing model. We aim to maintain the safety and quality of our food, emphasizing fresh ingredients across our menus, and we require all ingredients and supplies to satisfy our rigorous quality standards. Our focus is on obtaining high quality ingredients that we can leverage across our menus, as we strive to minimize the number of “finished products” sourced externally. We partner with a network of vendors to source our food and beverage products, kitchen equipment, packaging, and other items. We manage these sourcing relationships on behalf of our franchisees, and we require all of our franchisees to purchase from the designated suppliers. Our vendors and distribution partners are fully vetted regarding quality, safety, and compliance, and we have direct vendor contracts or pricing agreements in place which cover the majority of our purchases from them.

For certain ingredients, we leverage forward buying and hedging strategies in order to minimize the impact of price fluctuations. Our digital menus and dynamic pricing capabilities allow us to quickly modify menu prices when necessary in order to maintain margins for certain items that have experienced cost increases.

For our Twin Peaks restaurants, our external sourcing activities are supplemented by our in-house brewery operations. All of our signature beer sold at our Twin Peaks restaurants in Texas are brewed at Twin Peaks Brewing Co., our award-winning brew-pub in Irving, Texas (which is adjacent to a Twin Peaks restaurant). Our brewing operations allow us to maintain quality, consistency, and control over our proprietary beers. Currently, our Twin Peaks brewery is licensed to brew approximately 20,000 kegs per year.

Competition

We compete in the highly competitive and fragmented restaurant industry, more specifically within the casual dining segment of the U.S. full-service restaurant industry. We compete primarily with sports bar concepts and other casual dining establishments. These competitors include both large, established national and global brands, as well as smaller, locally-owned restaurants and chains. Given our focus in the sports bar and bar and grill categories, we believe that we also compete with limited-service chains focused on off-premise consumption of similar food and beverage offerings, such as chicken wings, burgers, etc. The number, size and strength of competitive restaurant concepts varies by region. We believe that differentiation among brands and concepts in the spaces in which we operate is driven by the in-restaurant experience, ambiance, food taste and quality, service, location, and value, among other factors. As we continue to grow our restaurant footprint, both domestically and internationally, we expect to face increased competition from both established and emerging brands across our markets. We also compete with other restaurant and retail establishments for site selection and restaurant staff.

Intellectual Property

Our principal trademarks for the Twin Peaks brand include “Twin Peaks”, “EATS. DRINKS. SCENIC VIEWS”, “29° Draft Beer”, “Twin Peaks Brewing”, and our Twin Peaks and mountains designs and logos, which we have registered with the United States Patent and Trademark Office. We have also registered, or applied for registration of, various other related terms, designs and logos as trademarks in the United States. In addition, we have registered, or applied for registration of, “Twin Peaks”, “EATS. DRINKS. SCENIC VIEWS”, and our Twin Peaks and mountains designs and logos as trademarks in Mexico and certain other countries where we are considering expanding our Twin Peaks restaurant footprint. Furthermore, the Twin Peaks website name and address, and the Facebook, Instagram and X accounts for the Twin Peaks brand, are our intellectual property. We also maintain certain recipes for Twin Peaks menu items, as well as certain standards, specifications and operating procedures for our Twin Peaks restaurants, as trade secrets or confidential information.

Our principal trademarks for the Smokey Bones brand include “Smokey Bones”, “Masters of Meat”, “Meat is What We Do”, and our Smokey Bones flame designs and logos, which we have registered with the United States Patent and Trademark Office. We have also registered, or applied for registration of, various other related terms, designs and logos as trademarks in the United States. In addition, we have registered, or applied for registration of, “Smokey Bones”, “the Burger Experience”, and “the Wing Experience” as trademarks in certain other countries where we are considering expanding our Smokey Bones restaurant footprint. Furthermore, the Smokey Bones website name and address, and the Facebook, Instagram and X accounts for the Smokey Bones brand, are our intellectual property. We also maintain certain recipes for Smokey Bones menu items, as well as certain standards, specifications and operating procedures for our Smokey Bones restaurants, as trade secrets or confidential information.

We believe that our trademarks, service marks, trade names and other intellectual property rights have significant value, and are important to the marketing and reputation of our brand. An important part of our intellectual property strategy is the monitoring and enforcement of our intellectual property rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We monitor trademark registers to discover and oppose third-party trademark applications for confusingly similar trademarks in order to preserve and enhance the scope of protection for our brand and our competitive position. We enforce our rights through a number of methods, including by sending cease-and-desist letters and instituting opposition or cancellation motions. However, we cannot predict whether steps taken to protect our intellectual property rights will be adequate.
Environmental Matters
Our operations, including the selection and development of company-owned restaurants and franchised restaurants and any construction or improvements we or our franchisees make at those locations, are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental protection in the United States and in any other country in which we operate. Such laws and regulations concern the protection of the environment, climate change, pollution, waste disposal, the presence, discharge, storage, handling, release, treatment and disposal of (or exposure to) hazardous or toxic substances, and clean-up of contaminated soil and groundwater. Various federal, state, local, and international environmental laws and regulations can provide for significant fines and penalties for non-compliance, as well as liabilities for remediation. Under such environmental laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of waste or hazardous or toxic substances on, in or emanating from, such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such waste or hazardous or toxic substances. Some of our restaurants may be located in areas that were previously occupied by companies or operations that had a more significant environmental impact. We could face costs or liability related to environmental conditions at prior, existing or future restaurant locations, including sites where we have franchised restaurants. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such waste or hazardous substances at, on or from our company-owned restaurants or franchised restaurants.

Additionally, there has been increased public focus by governmental and non-governmental entities and our customers on environmental and sustainability matters such as climate change, reduction of greenhouse gas emissions, water consumption, waste, packaging, and animal health and welfare. As a result, we may face increased pressure to provide expanded disclosure, make or expand commitments, establish targets or goals, or take other actions in connection with environmental and sustainability matters. Legislative, regulatory or other efforts to address environmental and sustainability matters could negatively impact our cost structure and operational efficiencies, or result in future increases in the cost of raw materials, transportation, utilities, and taxes, which could decrease our operating profits and necessitate future investments in facilities and equipment.

Storage, discharge and disposal of hazardous substances are not a significant part of our operations. Additionally, we are not aware of any environmental laws or regulations that will materially affect our results of operations, or result in material capital expenditures relating to our operations. However, we cannot predict what environmental laws and regulations will be enacted in the future, how existing or future environmental laws and regulations will be administered, interpreted or enforced, or the amount of future expenditures that we may need to comply with, or to satisfy claims relating to, environmental laws and regulations.
Government Regulation
U.S. Operations
We are subject to extensive federal, state and local government regulation, including those relating to, among others, franchising, alcoholic beverage sales, menu labeling and nutritional disclosure, food preparation, public health and safety, zoning and building codes, and environmental matters. Failure to obtain or retain required licenses, permits or registrations, or applicable exemptions, would adversely affect the operations of our restaurants, as well as our ability to franchise. Although we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits, registrations, approvals or exemptions, any difficulties, delays or failures in obtaining such licenses, permits, registrations, approvals or exemptions could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area. Additionally, a pandemic, epidemic, outbreak of an infectious disease, such as COVID-19 and any of its various strains, or other public health crisis could result in revised state and local government regulations affecting our business, which could significantly impact our restaurant operations. Such regulations could govern, for example, employee leave, opening and closing of restaurants and dining rooms, sanitation practices, guest spacing within dining rooms and other social distancing practices, and personal protective equipment.
Our franchising activities are subject to the rules and regulations of the FTC, state and local franchise registration requirements, and various state laws regulating the offer and sale of franchises through the provision of franchise disclosure documents containing certain mandatory disclosures. Substantive state laws that regulate the franchisor-franchisee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise agreement, and the ability of a franchisor to designate sources of supply. We believe that our franchising procedures comply in all material respects with both the FTC franchise rules and regulations and all applicable state laws regulating franchising in those states in which we have offered franchises.

The development of additional restaurants will be subject to compliance with applicable regulations, including those relating to zoning, land use, water quality and retention, and other environmental matters. We believe federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors, among others, could delay construction of, and increase development costs for, new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various other federal and state laws governing matters such as minimum wages, exempt versus non-exempt status, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working conditions. A significant portion of the hourly staff at our restaurants is paid at rates consistent with the applicable federal or state minimum wage, and, accordingly, increases in the minimum wage and/or changes in exempt versus non-exempt status will increase labor costs. We are also subject to the ADA, which prohibits discrimination on the basis of disability with respect to employment and public accommodations, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

Each of our restaurants is required to obtain a license to sell alcoholic beverages on its premises from a state authority and, in certain locations, county and municipal authorities. Typically, our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations govern various aspects of the daily operations of our company-owned restaurants and franchised restaurants, including the minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, other relationships with alcoholic beverages manufacturers, wholesalers and distributors, inventory control, handling and storage, and storage and dispensing of alcoholic beverages. We are also subject to “dram shop” statutes in certain states in which our restaurants are located. These statutes generally provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. As of September 29, 2024, we are currently the subject of five lawsuits that allege violations of dram shop statutes. We carry liquor liability coverage as part of our existing comprehensive general liability insurance for our restaurants.

We are also subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menu to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily caloric intake. The PPACA also requires covered restaurants to provide to customers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. Additionally, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, some government authorities are increasing regulations regarding trans-fats and sodium, and some jurisdictions have banned certain cooking ingredients, such as trans-fats, or have discussed banning certain products, such as large sodas. Such regulations may require us to limit trans-fats and sodium in our menu offerings, switch to higher cost ingredients, or remove certain products and ingredients all together from our menus.

International Operations

Our franchised Twin Peaks restaurants in Mexico are subject to national and local laws and regulations in that country. We believe that our international franchised restaurants and procedures comply in all material respects with the applicable laws of Mexico.

See “Item 1A. Risk Factors” in this Annual Report for a discussion of risks relating to regulatory matters and legal proceedings.
Our Corporate Information
Twin Hospitality Group Inc. was formed as a Delaware corporation on February 6, 2024. Our corporate headquarters are located at 5151 Belt Line Road, Suite 1200, Dallas, Texas, 75254. Our main telephone number is (972) 941-3150. Our principal Internet website address is www.twinpeaksrestaurant.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.twinpeaksrestaurant.com.
ITEM 1A. RISK FACTORS
Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any documents incorporated by reference herein.
You should carefully consider the following risk factors and in the other information included or incorporated in this Annual Report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our Class A Common Stock could decline, and stockholders may lose all or part of their investment.

Summary of Risk Factors

The following summarizes the principal risks and uncertainties affecting our business, financial condition, and results of operations. This summary should not be relied upon as an exhaustive summary of the material risks facing our business and you should read this summary together with the more detailed description of risks and uncertainties discussed below.

•If we fail to successfully implement our growth strategy, which includes opening new domestic and international company-owned restaurants and franchised restaurants on a timely basis, our ability to increase our revenues could be materially and adversely affected.

•Our business, results of operations, and financial condition are closely tied to the success of our franchisees and our franchised restaurants.

•If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenues could be materially and adversely affected.

•Our franchisees could take actions that could harm our business, including by not accurately reporting sales.

•The full-service restaurant industry in which we operate is highly competitive.

•Our success depends substantially on our corporate reputation and on the value, perception and recognition of the Twin Peaks brand and Smokey Bones brand, and the value of our brands may be harmed or diluted through franchisee and third-party activity.

•Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing company-owned restaurants, require us to spend capital.

•The number of new franchised restaurants that actually open in the future may differ materially from the number of signed commitments from potential existing and new franchisees.

•Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchisee support of such advertising and marketing campaigns.

•You should not rely on past increases in our same store sales or our AUVs as an indication of our future results of operations because they may fluctuate significantly.

•We have significant outstanding indebtedness under the Twin Securitization Notes, which will require that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our indebtedness and will expose us to the risk of default and other remedies thereunder.

•Our business is subject to extensive federal, state, local, and foreign regulations, including alcoholic beverage and food service regulations, and we may incur additional costs or liabilities as a result of government regulation of our company-owned restaurants and franchised restaurants.

•The dual class structure of our Common Stock has the effect of concentrating voting control with FAT Brands, as FAT Brands owns all of the shares of our Class B Common Stock and, as of immediately following the Spin-Off which was effected on January 29, 2025, controls approximately 98.6% of the total voting power of the outstanding shares of our Common Stock. This limits or precludes the ability of our other stockholders to influence matters requiring stockholder approval.
.

Risks Related to our Business Operations

If we fail to successfully implement our growth strategy, which includes opening new domestic and international company-owned restaurants and franchised restaurants on a timely basis, our ability to increase our revenues could be materially and adversely affected.

A significant component of our growth strategy includes the opening of new domestic and international company-owned restaurants and franchised restaurants. While we believe there is opportunity for our brands to grow in existing markets and new markets over the long term, we cannot predict a specific level of growth in existing markets and new markets, the time period we can achieve such growth, or whether we will achieve any level of growth at all in existing markets or new markets. We and our franchisees face many challenges associated with opening new restaurants, including:

●
identification and availability of suitable restaurant locations with the appropriate size, visibility, traffic patterns, local residential neighborhood, retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per restaurant;

●
competition with other restaurants and retail concepts for potential restaurant sites, as well as competition with anticipated commercial, residential and infrastructure development near new or potential restaurants;

●	ability to negotiate acceptable lease arrangements;

●	availability of financing and ability to negotiate acceptable financing terms;

●	effectively managing development and construction costs;

●	completing construction activities on a timely basis;

●	responding to unforeseen engineering or environmental problems with the leased premises;

●	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel, and operate franchised restaurants;

●	recruiting, hiring and training of qualified personnel;

●	addressing consumer tastes and discretionary spending in new geographic regions;

●	general and local economic and business conditions;

●	the general legal and regulatory landscape in which we and our restaurants operate; and

●	other unanticipated delays or increases in costs or cost overruns.

As a result of these challenges, we and our franchisees may not be able to open new restaurants as quickly as planned or at all. We and our franchisees have experienced, and expect to continue to experience, delays in restaurant openings from time to time and have abandoned plans to open restaurants in various markets on occasion. Any delays or failures to open new restaurants by our franchisees could materially and adversely affect our business, results of operations, financial condition, and growth strategy.

Our business, results of operations, and financial condition are closely tied to the success of our franchisees and our franchised restaurants.

We and our franchisees may be materially and adversely affected by:

●	increased competition in the restaurant industry;

●	changes in consumer tastes and preferences;

●	demographic trends;

●	customers’ budgeting constraints;

●	customers’ willingness to accept menu price increases;

●	our reputation and consumer perception of our offerings in terms of quality, price, value and service;

●	customers’ experiences in our restaurants.

●	declining economic conditions; and

●	adverse weather conditions.

We and our franchisees are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

●	food and commodities, including beef, chicken and dairy, which we do not or cannot effectively control with long-term fixed pricing arrangements;

●	labor costs, including wage, workers’ compensation, federal and state minimum wage requirements, health care, vacation accruals, paid leaves of absence, paid sick leave, and other benefits expenses;

●	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

●	energy, water and other utility costs;

●	information technology and other logistical costs;

●	insurance costs;

●	compliance costs as a result of changes in legal, regulatory, industry or other standards; and

●	expenses associated with legal proceedings.

A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will represent a substantial part of our revenue in the future. As of December 29, 2024, we had 20 domestic franchisees operating 74 domestic franchised Twin Peaks restaurants, and one international franchisee operating seven international franchised Twin Peaks restaurants in Mexico. As of December 29, 2024, our largest franchisee operated 12 franchised Twin Peaks restaurants, and our top 10 franchisees operated a total of 65 franchised Twin Peaks restaurants. We currently do not have any franchised Smokey Bones restaurants. Accordingly, we are reliant on the performance of our Twin Peaks franchisees in successfully operating their franchised Twin Peaks restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially and adversely affect our business and results of operations.

Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees. Franchisees may fail to participate in our marketing initiatives, which could materially and adversely affect the sales trends, average weekly sales, and results of operations of our franchised restaurants. The failure of our franchisees to focus on the fundamentals of their restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. Additionally, if our franchisees fail to renew their franchise agreements with us, our royalty revenue may decrease, which in turn could materially and adversely affect our business and results of operations. It also may be difficult for us to monitor the implementation of our growth strategy by our international franchisees due to our lack of personnel in the markets served by such franchised restaurants.

Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchisee. There can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenues could be materially and adversely affected.

The opening of additional franchised restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria. Most of our franchisees open and operate multiple restaurants, and our growth strategy requires us to identify, recruit and contract with a significant number of new franchisees each year. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis, or at all. Additionally, our franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their franchise agreements with us, or they may elect to cease restaurant development for other reasons. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new franchised restaurants as planned, our growth may be slower than anticipated, which could materially and adversely affect our ability to increase our revenues and materially and adversely affect our business, results of operations, and financial condition.

Our franchisees could take actions that could harm our business, including by not accurately reporting sales.

Our franchisees are contractually obligated to operate their restaurants in accordance with the operational, safety and health standards set forth in our agreements with them and with applicable laws. Although we will attempt to properly train and support all of our franchisees, they are independent third parties whom we do not control. Our franchisees own, operate, and oversee the daily operations of their restaurants, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate their restaurants in a manner consistent with our standards and requirements or may not hire and adequately train qualified managers and other restaurant personnel. The failure of our franchisees to operate their restaurants in accordance with our standards or applicable law, actions taken by their employees, or a negative publicity event at one of our franchised restaurants or involving one of our franchisees could materially and adversely affect our brands, our reputation, our ability to attract prospective franchisees, our company-owned restaurants, and our business, results of operations, and financial condition.

Franchisees typically use a point-of-sale cash register system to record all sales transactions at their restaurants, and we require franchisees to use a specific brand and model of hardware and software components for their restaurant systems. Franchisees report sales manually and electronically, and we have the ability to verify all sales data electronically by accessing their point-of-sale cash register systems. We also have the right under our franchise agreements to audit franchisees to verify sales information provided to us, and we have the ability to indirectly verify sales based on purchasing information. However, franchisees may underreport sales, which would reduce royalty income otherwise payable to us and materially and adversely affect our business, results of operations, and financial condition.

The full-service restaurant industry in which we operate is highly competitive.

In general, the full-service restaurant industry in which we operate, in particular the casual dining category, is highly competitive with respect to, among other things, price, value, food quality and presentation, customer service, new product development, advertising and promotional initiatives, ambience of properties, restaurant locations, taste preferences, brand reputation, and digital engagement. We face significant competition from international, national, regional and locally-owned restaurants, particularly within the casual dining category, that offer different menu offerings than us and in-restaurant, carry-out, delivery, and/or catering services. Increased competition could have an adverse effect on our sales, profitability and/or growth plans, which could materially and adversely affect our business, results of operations, and financial condition.

Many of our competitors have been operating for longer, have a more established market presence than us, and have better locations, greater name recognition, and more resources than we do, and, as a result, these competitors may be better positioned to attract guests. Our larger competitors may also be able to take advantage of greater economies of scale than we can, and may be better able to increase prices to reflect cost pressures and increase their marketing and promotional activity, including through discount strategies. Our competitors may also be able to identify and adapt to changes in customer preferences more quickly than we can due to their resources and scale. Changes in customers’ tastes, nutritional and dietary trends, methods of ordering, and number and location of competing restaurants often affect the restaurant industry. If our marketing efforts are unsuccessful, or if our company-owned restaurants or franchised restaurants are unable to compete successfully with other full-service restaurants in new and existing markets, our sales volume and/or pricing may be subject to downward pressure, and we may not be able to increase, or sustain, our growth rate or revenue, or reach profitability.

Furthermore, as we expand our geographic presence and further develop our digital channels, we anticipate that we will face increased competition, including with respect to access to, and audience reach of, digital channels. We may also face the risk that new or existing competitors will mimic our business model, menu offerings, marketing strategies, and overall concept. Any of the above competitive factors may materially and adversely affect our business, results of operations, and financial condition.

Our success depends substantially on our corporate reputation and on the value, perception and recognition of the Twin Peaks brand and Smokey Bones brand, and the value of our brands may be harmed or diluted through franchisee and third-party activity.

Our success depends substantially on our and our franchisees’ ability to maintain and enhance the value of the Twin Peaks brand and Smokey Bones brand and maintain the loyalty of customers to our brands. The respective value of the Twin Peaks brand and Smokey Bones brand is based in part on customer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, franchisees, competitors, suppliers or distributors, can significantly reduce the value of our brands and customer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brands could be damaged by claims or perceptions regarding the quality or safety of our offerings, or the quality or reputation of our franchisees, suppliers or distributors, regardless of whether such claims or perceptions are true. Additionally, we may, from time to time, be faced with negative publicity relating to public health concerns, health inspection scores, food processing, restaurant facilities, customer complaints or litigation alleging illness or injury, employee relationships, or other matters, regardless of whether such allegations are valid, or whether or not we are held to be responsible. Similarly, entities in our supply chain may engage in conduct, including alleged human rights abuses or environmental wrongdoing, and any such conduct could damage our reputation or the reputation of our brands. Any such incidents (even if resulting from actions of a competitor in our industry or franchisee) could cause a decline directly or indirectly in customer confidence in, or the perception of, our brands and/or our offerings and reduce customer demand for our offerings, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance, or misconduct by one of our directors, officers or employees, or an employee or representative of a franchisee.

Moreover, the negative impact of adverse publicity relating to a franchised restaurant may extend far beyond that franchised restaurant or franchisee involved to affect some or all of our company-owned restaurants and other franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can manage and control a franchisee’s operations and messaging, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents.

Although we monitor and regulate franchisee activities under the terms of our franchise agreements, franchisees or other third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brands. Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in customer confusion or dilution of the value of our brands. Any customer confusion, reputational dilution, or reduction of the goodwill of our brands is likely to negatively impact sales, and could materially and adversely impact our business, results of operations, and financial condition.

Furthermore, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, results of operations, and financial condition. Customer demand for our products and the value of our brands could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode customer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, results of operations, and financial condition.

Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing company-owned restaurants, require us to spend capital.

Our growth strategy depends on opening new restaurants, for which we intend to use cash flows from operations. We cannot assure you that cash flows from operations will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of our initiatives prove to be unsuccessful, we may experience reduced profitability, and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, results of operations, and financial condition.

Additionally, as our company-owned restaurants mature, our business will require capital expenditures for the maintenance, renovation and improvement of such existing restaurants to remain competitive and maintain the respective standards of our brands. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained.

If the costs of funding new restaurants or renovations or enhancements at existing company-owned restaurants exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits could be adversely impacted. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities, or respond to competitive pressures.

The number of new franchised restaurants that actually open in the future may differ materially from the number of signed commitments from potential existing and new franchisees.

Historically, a portion of our franchise commitments have not ultimately resulted in the opening of new franchised restaurants due to the occurrence of various risks and uncertainties, including, but not limited to, the ability of our franchisees to obtain capital and any necessary financing, market conditions, operational challenges, and regulatory changes. We have had a historical franchise commitment-to-restaurant opening conversion rate of approximately 66% for Twin Peaks restaurants over the past five years. Based on our limited history of openings of international franchised Twin Peaks restaurants, we believe the termination rate of franchise commitments for international Twin Peaks restaurants is likely to approximate the historic termination rate of franchise commitments for domestic Twin Peaks restaurants. The historic conversion rate of signed franchise commitments to the opening of new franchised Twin Peaks restaurants may not be indicative of the conversion rates we will experience in the future for Twin Peaks restaurants or Smokey Bones restaurants, and the total number of new franchised restaurants actually opened in the future may differ materially from the number of franchise commitments disclosed at any point in time.

Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchisee support of such advertising and marketing campaigns.

We believe that the Twin Peaks brand and Smokey Bones brand are critical to our business, and therefore, we expend resources in our marketing efforts using a variety of media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Should our advertising and promotions not be effective, our business, results of operations, and financial condition could be materially and adversely affected.

The support of our franchisees is critical for the success of the advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our Twin Peaks franchisees are currently required to contribute 2.5% of their gross sales to the Twin Peaks National Marketing Fund to support the development of new menu offerings, brand development, and national marketing programs at Twin Peaks. Our current form of Twin Peaks franchise agreement also requires our Twin Peaks franchisees to spend at least 0.5% of their gross sales directly on local advertising. While we maintain control over advertising and marketing campaigns and materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. If our advertising and marketing initiatives are not successful, resulting in expenses incurred without the benefit of higher revenue, our business, results of operations, and financial condition could be materially and adversely effected.

You should not rely on past increases in our same store sales or our AUVs as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, same store sales and AUVs, including, among other factors:

●	our ability to execute our business strategy effectively;

●	unusually strong initial sales performance by new restaurants;

●	competition;

●	consumer trends and confidence; and

●	regional and national macroeconomic conditions.

The level of same store sales is a critical factor affecting our ability to generate profits because the profit margin on same store sales is generally higher than the profit margin on new restaurant sales. Our ability to increase same store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our same store sales targets, or that the change in same store sales could be negative, which may cause a decrease in our sales growth and our ability to achieve profitability. This could have a material adverse effect on our business, results of operations, and financial condition.

Our quarterly operating results may fluctuate significantly due to certain factors, some of which are beyond our control, which may result in a decline in the market price of our Class A Common Stock.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new restaurant openings;

●	expansion to new markets;

●	profitability of our restaurants, especially in new markets;

●	increases and decreases in average weekly sales and domestic same store sales as a result of seasonal factors;

●	changes in consumer preferences and competitive conditions;

●	fluctuations in commodity prices;

●	increases in infrastructure costs;

●	impairment of long-lived assets and any loss on restaurant closures;

●	changes in interest rates; and

●	macroeconomic conditions, both nationally and locally.

As a result, our quarterly and annual operating results and same store sales may fluctuate significantly as a result of the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any fiscal year, and same store sales for any particular future period may decrease. In the future, our operating results may fall below the expectations of securities analysts and investors. In such an event, the market price of our Class A Common Stock would likely decrease.

Historical AUV levels may not be indicative of future results of any new company-owned restaurant or franchised restaurant.

The AUV levels of any new company-owned restaurant or franchised restaurant may differ from average levels experienced by our company-owned restaurants and franchised restaurants in prior periods due to a variety of factors, and these differences may be material. Accordingly, historical AUV levels may not be indicative of the future results of any new company-owned restaurant or franchised restaurant. Additionally, performance of new company-owned restaurants and franchised restaurants is impacted by a range of risks and uncertainties beyond our or our franchisees’ control, including those described by other risk factors in this section.

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our business, results of operations, and financial condition.

We review goodwill for impairment annually, or whenever circumstances change in a way that could indicate that impairment may have occurred, and we record an impairment loss whenever we determine impairment factors are present. Significant impairment charges could have a material adverse effect on our business, results of operations, and financial condition.

We have experienced and continue to experience inflationary conditions with respect to the cost for food, labor, construction and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.

The profitability of our company-owned restaurants and franchised restaurants depends in part on our ability to anticipate and react to changes in food and other supply costs, including labor costs, construction costs, and utility costs. Prices may be affected by general economic conditions, increased competition, supply shortages and interruptions due to weather, disease, inflation, and other conditions and factors beyond our control. In the years ended December 29, 2024 and December 31, 2023, our costs from operations increased significantly due to the recent inflationary environment. For example, in fiscal years 2024 and 2023, we experienced a mid-single digit percentage increase in the cost of our food ingredients, which adversely impacted our gross margins. To moderate the effects of these rising costs, we have instituted proactive initiatives to create efficiencies in our supply chain, such as optimizing our supply chain order quantities and food preparation processes to reduce food waste, and instituting pricing promotions to drive guests to higher margin products. Additionally, in fiscal years 2024 and 2023, we experienced mid-single digit percentage increases in our labor costs, which was driven primarily by increases in statutory minimum wages in certain states where our restaurants are located and other governmental regulations affecting labor costs. We mitigated the financial impact of such increases in our labor costs by focusing on increasing the productivity of our restaurant team members and enacting other cost management initiatives. Furthermore, to mitigate the impact of inflation of our food and commodity costs and labor costs, we modestly increased our menu prices by up to 5% depending on the menu item in fiscal years 2024 and 2023. However, our attempts to offset inflationary pressures on such costs may not be successful.

Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations and financial condition. We expect inflationary pressures and other fluctuations impacting the price of these items to continue to impact our business. Our attempts to offset cost pressures, such as through implementing operational efficiencies and increasing menu pricing, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not be able to pass along price increases to our customers to sufficiently offset our cost increases. To the extent price increases are not sufficient to adequately offset higher costs or do not do so in a timely manner, or if such price increases result in significant decreases in revenue volume due to loss in customer retention, our revenues from sales may be adversely affected, and as a result our business, results of operations, and financial condition may also be materially and adversely affected.

Interruptions in the supply, or shortages, of food products or other supplies delivered to our company-owned restaurants and franchised restaurants could adversely affect our business, results of operations, and financial condition.

The menu offerings sold by our company-owned restaurants and franchised restaurants, and the raw materials used in these restaurants, are sourced from a variety of domestic and international vendors, suppliers and distributors. We, along with our franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items, raw materials and other supplies to our restaurants could adversely affect the availability, quality and cost of items used at, and the operations of, our restaurants. If such shortages result in increased cost of food items and supplies, we and our franchisees may not be able to pass along all of such increased costs to restaurant customers.

Such shortages or disruptions could be caused by increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, the failure of suppliers and distributors to meet our standards, product quality issues, inflation, the price of gasoline, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, food safety warnings or advisories or the prospect of such pronouncements, inclement weather, natural disasters, or other conditions beyond our control or the control of our franchisees. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability, and timing of delivery of some of our ingredients.

Furthermore, a failure by a key supplier or distributor to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any such disruption could have an adverse effect on us and our franchisees, and therefore our business, results of operations, and financial condition.

Macroeconomic conditions could adversely affect our ability to increase sales at existing restaurants or open new restaurants.

Recessionary economic cycles, inflation, increases in commodity prices, higher interest rates, higher fuel and other energy costs, lower housing values, low consumer confidence, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, or other economic factors that may affect discretionary consumer spending could adversely affect our revenue and profit margins and make opening new restaurants more difficult. Our customers may have lower disposable income and reduce the frequency with which they dine out during economic downturns. This could result in fewer customer visits and/or reduced order sizes, or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins. Also, businesses in the vicinity in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could, in turn, further negatively affect customer traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Additionally, negative effects on our and our franchisees’ existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our or our franchisees’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease obligations owed to us or our franchisees. Moreover, if our and our franchisees’ landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. The development of new restaurants may also be adversely affected by negative economic factors affecting developers and potential landlords. Developers and/or landlords may try to delay or cancel recent development projects, as well as renovations of existing projects, due to instability in the credit markets and declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, other tenants at the properties in which our restaurants are located may delay their openings, fail to open, or cease operations, and decreases in total tenant occupancy in the properties in which our restaurants are located may affect customer traffic at our restaurants.

If any of the foregoing affect any of our or our franchisees’ landlords, developers, and/or surrounding tenants, our business, results of operations, and financial condition may be materially and adversely affected.

Food safety, foodborne illness, and other health concerns may have a material adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as E. coli, salmonella, hepatitis A, and trichinosis, occur or may occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking one of our company-owned restaurants or franchised restaurants, or linking our competitors or our industry generally, to instances of foodborne illness or food safety issues could adversely affect our reputation and the reputation of our brands, as well as our revenues and profits, and possibly lead to product liability claims, litigation, and damages. If a guest of one of our company-owned restaurants or franchised restaurants becomes ill as a result of food safety issues, our restaurants may be temporarily closed, which would decrease our revenues. Even instances of food-borne illness, food tampering, or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry or restaurants generally and adversely impact our restaurants.

Additionally, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control, and that multiple restaurants would be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain and that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used in our restaurants. In addition, our industry has long been subject to the threat of food tampering by suppliers and employees, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the casual restaurant segment and could affect us in the future as well. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.

Furthermore, the United States and other countries have also experienced, and may experience in the future, outbreaks of viruses, such as the novel coronavirus (COVID-19) and its variants, RSV, and various forms of influenza. To the extent that a virus is transmitted by human-to-human contact, our employees or customers could become infected or could choose, or be advised, to avoid gathering in public places and avoid eating in restaurant establishments such as our restaurants, which could materially and adversely affect our business, results of operations, and financial condition.

Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchised restaurants.

As of December 29, 2024, of our 115 Twin Peaks restaurants, 108 operate in the United States, and seven operate as international franchised Twin Peaks restaurants in Mexico, and all of our 55 Smokey Bones restaurants operate in the United States. We aim to grow the Twin Peaks brand internationally. However, our international expansion is in its early stages. Expansion in international markets may be affected by local economic and market, as well as geopolitical, conditions. Therefore, as we expand internationally, our internal franchised restaurants may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected.

Additionally, some of our new restaurants are planned for markets where there may be limited or no market recognition of our brands. Those markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are different from those in our existing markets. As a result, those new restaurants may be less successful than our restaurants in our existing markets. We may need to build brand awareness in such new market through greater investments in advertising, marketing and promotional activity than we originally planned. Our franchisees may also find it more difficult in new markets to hire, motivate, and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets may also have lower average restaurant sales than our restaurants opened in our existing markets. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability, and materially and adversely affecting our business, results of operations, financial condition, and growth prospects.

Furthermore, our results of operations and financial condition may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither we nor our franchisees have control, may include:

●	political and economic instability;

●	recessionary trends in international markets;

●	changes in inflation rates;

●	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

●	increases in the taxes we pay and other changes in applicable tax laws;

●	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws with respect to our international franchised restaurants;

●	changing labor conditions, including difficulties in staffing;

●	difficulty in protecting our brands, reputation and intellectual property;

●	difficulty in collecting our royalties and longer payment cycles;

●	expropriation of private enterprises;

●	increases in anti-American sentiment and the identification of the Twin Peaks brand and Smokey Bone brand as American brands; and

●	other external factors.
Moreover, we are subject to applicable rules and various international laws regulating the offer and sale of franchises, which can restrict our ability to sell franchises in such jurisdictions. Non-compliance with such rules and laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, or loss of our ability to offer and sell franchises in a jurisdiction, or a private lawsuit seeking rescission, damages and legal fees, any of which could have a material adverse effect on our business and results of operations.

Opening new restaurants in existing markets may negatively affect sales at existing restaurants.

We intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Additionally, the customer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. As a result, the opening of a new restaurant in or near markets in which our restaurants already exist could adversely affect the sales of these existing restaurants. We and our franchisees may selectively open new restaurants in and around areas of existing restaurants. Sales cannibalization between restaurants may become significant in the future as we continue to expand our operations, and could affect sales growth, which could, in turn, materially and adversely affect our business, results of operations, and financial condition.

We may be unable to realize the anticipated benefits of the Smokey Bones Acquisition.

On March 21, 2024, FAT Brands contributed to Twin Hospitality I, LLC, our wholly-owned Delaware limited liability company (formerly known as FAT Brands Twin Peaks I, LLC) (the "Top Tier Twin Subsidiary"), and the Top Tier Twin Subsidiary acquired, all of the outstanding capital stock of Barbeque Integrated, Inc., which is the entity that owns Smokey Bones. Our performance after the Smokey Bones Acquisition will depend, in part, on our ability to successfully and efficiently integrate Smokey Bones with our business in a cost-effective manner that does not significantly disrupt our consolidated operations. There can be no assurance that we will be able to maintain and grow our business and operations during, and following, the integration of Smokey Bones. Integrating and coordinating certain aspects of the operations and personnel of Smokey Bones involve complex operational and personnel-related challenges. This process has been and will continue to be time-consuming and expensive, may disrupt our business, and may not result in the full benefits expected from the Smokey

Bones Acquisition, including cost synergies expected to arise from efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

●	consolidating corporate and administrative infrastructures;

●	difficulties attracting and retaining key personnel;

●	issues in integrating information technology (“IT”), communications and other systems;

●	incompatibility of purchasing, logistics, marketing, administration and other systems and processes;

●	unforeseen and unexpected liabilities related to the Smokey Bones Acquisition; and

●	under-performing locations as well as exit and disposal costs.

Additionally, the continued integration of our operations and personnel may place a significant burden on our management and other internal resources. The diversion of our management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition, and results of operations.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our “Twin Peaks”, “EATS. DRINKS. SCENIC VIEWS”, “29° Draft Beer”, “Twin Peaks Brewing”, Smokey Bones”, “Masters of Meat”, and “Meat is What We Do” trademarks, our Twin Peaks and mountains designs and logos, our Smokey Bones flame designs and logos, and other trademarks and service marks related to our business, as having critical importance to our future operations and marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks, and other common law rights, such as trade secret and unfair competition laws, to protect us and our franchised restaurants from infringement. We have registered certain trademarks and service marks in the United States, Mexico, as well as certain other countries where we are considering growing internationally. However, from time to time, we become aware of names and marks being used by other persons that are identical or confusingly similar to our service marks. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the respective value of our brands and adversely affect our business. Additionally, effective intellectual property protection may not be available in every country in which our franchisees have, or intend to open or franchise, a restaurant. There can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources, which could adversely affect our business, reputation, results of operations, and financial condition.

Furthermore, we may also face claims of infringement that could interfere with the use of the proprietary knowhow, concepts, recipes, or trade secrets used in our business. Defending against such claims could be costly and result in the expenditure of significant resources, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could adversely affect our business, reputation, results of operations, and financial condition.

We and our franchisees rely on computer systems to process transactions and manage our businesses, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our businesses.

Network and information technology systems are integral to our business. We utilize various computer systems, including our restaurant point-of-sale system, which is also the system through which our franchisees report their weekly sales and their corresponding royalty fees and required advertising fund contributions are calculated and paid. When sales are reported by a franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank on a set date each week based on gross sales during the week ended the prior Sunday. This system is critical to our ability to accurately track sales, compute royalties and advertising fund contributions, and receive timely payments due from our franchisees.

Our operations depend upon our ability to protect our computer systems and equipment against internal and external security breaches, viruses, worms and other disruptive problems, as well as from damage from physical theft, fire, power loss, telecommunications failure, or other catastrophic events. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities.

Despite the implementation of protective measures, our systems are subject to damage and/or interruption as a result of computer and network failures, computer viruses and other disruptive software, security breaches, power outages, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and advertising fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.

It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.

If we or our franchisees are unable to protect their customers’ credit card data and other personal information, we and our franchisees could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

Privacy protection is increasingly demanding, and our use of electronic payment methods and collection of other personal information expose us and our franchisees to increased risk of privacy and/or security breaches, as well as other risks. The majority of our and our franchisees’ restaurant sales are by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information by way of secure private retail networks. Additionally, we and our franchisees collect and store personal information from individuals, including our customers and employees.

We and our franchisees may experience security breaches in which credit and debit card information is stolen in the future. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Additionally, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us. Furthermore, our franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent our security measures or those of third parties, such perpetrator could destroy or steal valuable information or disrupt our operations. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our results of operations, cash flows, and financial condition. Moreover, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our business.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, political events, and terrorism that could disrupt business and result in lower sales and increased operating costs and capital expenditures.

Our headquarters, company-owned restaurant locations, franchised restaurant locations, third-party distributors and their facilities, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as winter storms, floods, severe thunderstorms, hurricanes, tornadoes, fires, or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures may disrupt our and our franchisees’ business and may adversely affect our and our franchisees’ ability to obtain food and supplies and sell menu items. Our business may be harmed if our or our franchisees’ ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases, and may negatively impact our and our franchisees’ revenue, operations, and properties. Such events could result in physical damage to one or more of our or our franchisees’ properties, the temporary closure of some or all of our company-owned restaurants, franchised restaurants and third-party distributors, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our company-owned restaurants, franchised restaurants and third-party distributors, fuel shortages or dramatic increases in fuel prices, or disruption of our technology support or information systems, any of which would increase the cost of doing business. Additionally, such natural disasters and unusual weather conditions, increases in energy prices, political events, terrorist attacks, other natural or man-made disasters, or general negative publicity regarding any of our restaurants, as well as other regional occurrences such as more stringent state and local laws and regulations or local strikes could have a material adverse effect on our business and operations. Any of these factors, or any combination thereof, could materially and adversely affect our business, results of operations, and financial condition.

Climate change and the shift to more sustainable business practices could negatively affect our business or damage our reputation.

Climate change may increase the risk of severe weather or the risk that those events happen more frequently, which could adversely affect restaurant sales volumes in some of the markets in which we operate, and may result in decreased availability or less favorable pricing for certain commodities used in our menu offerings, such as beef, chicken, and dairy. Increases in the severity or frequency of natural disasters and other extreme weather conditions caused by climate change could also disrupt our supply chain generally or otherwise impact demand for our products and services. Additionally, concern over climate change and other sustainable business practices may result in new or increased legal and regulatory requirements or generally accepted business practices, which could significantly increase our costs and expenses. Legislative, regulatory, or other efforts to combat climate change or other environmental concerns could result in future increases in taxes and the cost of raw materials, transportation and utilities, which could necessitate future investments in facilities and equipment, and adversely affect our results of operations. Furthermore, a failure to reduce our greenhouse gas emissions or adopt other sustainable business practices, or the perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change or other sustainable business practices, could lead to adverse publicity, diminish the respective value of our brands, and adversely affect our business.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may in the future disrupt the markets we operate in or otherwise impact our restaurants, which could materially affect our business, results of operations and financial condition for an extended period of time.

If a pandemic, epidemic, outbreak of an infectious disease, such as COVID-19 and any of its various strains, or other public health crisis were to occur in an area in which we operate, our business and operations could be adversely affected. A pandemic, epidemic or outbreak might adversely impact our business by causing a temporary shutdown, by disrupting or delaying production and delivery of food and other supplies, or by causing staffing shortages in our restaurants. Such shortages could lead to us paying higher prices for food and other supplies and labor. The potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our restaurants is difficult to predict and could materially and adversely impact our business, results of operations, and financial condition.

The global pandemic of COVID-19 impacted our restaurants, employees, business operations and financial performance, communities, as well as the broader U.S. economy and financial markets. As a result of the COVID-19 pandemic, we and our franchisees temporarily closed affected restaurants for a prolonged period of time, reduced or modified restaurant operating hours, adopted a “to-go” only operating model, or implemented a combination these actions. Additionally, the COVID-19 pandemic made it more difficult for us and our franchisees to staff restaurants, and in certain cases, caused a temporary inability to obtain food and other supplies due to supply chain disruptions, which led to increased commodity costs. These actions and consequences resulted in an adverse impact to our revenues.

As of December 29, 2024, all of our Twin Peaks restaurants and Smokey Bones restaurants were operating at 100% indoor dining capacity. However, there can be no assurance that developments with respect to the COVID-19 pandemic or another similar pandemic, epidemic, outbreak of an infectious disease or public health crisis, and any governmental measures taken to control it, will not adversely affect our business, results of operation, and financial condition. Currently, substantially all of our Twin Peaks restaurants are located in 27 states, and all of our Smokey Bones restaurants are located in 16 states. As a result of our concentration in certain markets, we may be disproportionately affected by any increased severity of a pandemic, epidemic, outbreak of an infectious disease or public health crisis, and any governmental measures taken to control it, in these states compared to other chain restaurants with a more dispersed national footprint.

Furthermore, customer behavior has changed, and may continue to fundamentally and permanently change, as a result of the COVID-19 pandemic and the heightened concern over another potential pandemic, epidemic, outbreak of an infectious disease, or public health crisis in both the near and long term. Such changes may pose significant challenges to our current business model. For example, certain viruses may be transmitted through human contact, and the risk of contracting viruses could cause customers or employees to avoid gathering in public places, which could adversely affect restaurant customer traffic or the ability to adequately staff restaurants. Traffic in restaurants, including our company-owned restaurants and franchised restaurants, has been adversely affected by the increase in customers relying on off-premises orders. All of this could materially and adversely impact sales at our restaurants and our growth prospects. We have already made adjustments to our restaurant operations due to the COVID-19 pandemic and may have to further re-design our service and business models to accommodate changed behavior patterns of customers in the future. Any such effort could result in increased capital expenditures, business disruption, and lower margin sales, and may not be successful in increasing our revenue, thereby materially and adversely impacting our business, results of operations, and financial condition.

Risks Related to our Indebtedness

We have significant outstanding indebtedness under the Twin Securitization Notes, which will require that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our indebtedness and will expose us to the risk of default and other remedies thereunder.

The outstanding principal amount of the indebtedness under the Twin Securitization Notes (as defined and described in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Reorganization and Spin-Off” in this Annual Report) issued by the Top Tier Twin Subsidiary in connection with the Reorganization (as defined and described in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Reorganization and Spin-Off” in this Annual Report) is approximately $416.7 million. The Twin Securitization Notes require significant principal and interest payments. We estimate that the first quarterly payment of both principal and accrued interest on the Twin Securitization Notes, which will be due on April 25, 2025, will be approximately $12.1 million. Additionally, the terms of the Twin Securitization Notes provide for significant principal and interest payments, and subject us to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the indenture for the Twin Securitization Notes. If certain covenants are not met, the indebtedness may become partially or fully due and payable on an accelerated schedule. For example, subject to certain limited exceptions, any default in the payment of principal or interest due and payable on any series of the Twin Securitization Notes, any material noncompliance or failure to perform by us or any of our subsidiaries with respect to any of the covenants under the indenture for the Twin Securitization Notes, including noncompliance with the debt service coverage ratio, or the occurrence of any event of bankruptcy with respect to us or any of our subsidiaries will constitute an event of default under indenture for the Twin Securitization Notes, and cause the outstanding principal and interest under the Twin Securitization Notes to be due and payable on an accelerated basis. Our ability to meet the payment obligations under the Twin Securitization Notes depends on our ability to generate significant cash flow in the future. However, we cannot assure you that our business will generate cash flow from operations, or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under the Twin Securitization Notes and to fund our other liquidity needs. Additionally, under the terms of the Twin Securitization Notes, upon each “Qualified Equity Offering” (as defined in the indenture for the Twin Securitization Notes), which is a public or private offering by us of our common equity securities for cash, we are required, subject to certain limited exceptions, to use 75% of the net proceeds from such offering towards the repayment of the Twin Securitization Notes, until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from our Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a “Cash Flow Sweeping Event” (as defined in the indenture for the Twin Securitization Notes) would occur, whereupon certain excess cash flows from our operations will be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any), or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of lender remedies could materially and adversely affect our business, financial condition, and liquidity.

Furthermore, we also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our growth. Our existing and any future indebtedness could have important consequences, including:

●	making it more difficult for us to make payments on our existing indebtedness;

●	increasing our vulnerability to general economic and industry conditions;

●
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

●	exposing us to the risk of increased interest rates with respect to any new borrowings with variable rates of interest.

Our ability to make payments on debt, to repay existing or future indebtedness when due and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from our operations is, and will be, subject to a number of risks, including those described in this Annual Report. Our financial condition, including our ability to make payments on our debt, is also subject to external factors such as interest rates, the level of lending activity in the credit markets and other external industry-specific and more general external factors, including those described in this Annual Report.

We may not be able to raise or borrow additional financing or to refinance our current debt or other indebtedness we may incur in the future, if required, on commercially reasonable terms, if at all.

Risks Related to Regulatory Matters and Legal Proceedings

Our business is subject to extensive federal, state, local, and foreign regulations, including alcoholic beverage and food service regulations, and we may incur additional costs or liabilities as a result of government regulation of our company-owned restaurants and franchised restaurants.

Our business is subject to extensive federal, state, local, and foreign government regulation, including, among others, regulations related to franchising, the preparation and sale of food, the sale of alcoholic beverages, zoning and building codes, land use, sanitation, and employee health and safety matters.

We are subject to state and local government franchise registration requirements, the rules and regulations of the Federal Trade Commission (the “FTC”), various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that our franchise disclosure documents, together with any applicable state-specific versions or supplements, and the franchising procedures that we use, comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer and grant new franchise arrangements, noncompliance could reduce our anticipated royalty income, which in turn could materially and adversely affect our business and results of operations.

We and our franchisees are subject to various existing federal, state, local, and foreign laws affecting the operation of our restaurants, including various health, sanitation, fire, and safety standards. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements, and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business, and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, local, and foreign authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. Additionally, certain laws could require us or our franchisees to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We are also required to comply with the standards mandated by the Americans with Disabilities Act (the “ADA”), which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify our restaurants or our operations to make reasonable accommodations for disabled persons, and such capital expenditures could be material. The costs of operating our company-owned restaurants and franchised restaurants may increase in the event of changes in laws governing minimum hourly wages, overtime and tip credits, working conditions, predictive scheduling, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes, or other laws and regulations, such as those governing access for the disabled (including the ADA). If any of these costs were to increase and we are unable or unwilling to pass on such costs to our customers by increasing menu prices or by other means, our business, results of operations, and financial condition could be adversely impacted.

Each of our restaurants is required to obtain a license to sell alcoholic beverages on its premises from a state authority and, in certain locations, county and municipal authorities. Typically, our licenses to sell alcoholic beverages must be renewed annually, and such licenses have in the past been, and may in the future be, suspended or revoked at any time for cause. Alcoholic beverage control regulations govern various aspects of the daily operations of our company-owned restaurants and franchised restaurants, including the minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, and inventory control, handling and storage. Any failure by any of our company-owned restaurants or franchised restaurants to obtain and maintain, on a timely basis, liquor or other licenses, permits or approvals required to serve alcoholic beverages or food, as well as any associated negative publicity resulting from any such failure could delay or prevent the opening of, or adversely impact the viability of, and could have an adverse effect on, that restaurant and its operating and financial performance. We apply for our liquor licenses with the advice of outside legal counsel and licensing consultants. Because of the various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations, or have not maintained the approvals necessary for us or any of our franchisees to conduct business within their jurisdiction. Any changes in the application or interpretation of existing laws or regulations may adversely impact our restaurants in such jurisdiction and could also cause us or affected franchisees to lose, either temporarily or permanently, the licenses, permits or approvals necessary to conduct restaurant operations, and subject us and affected franchisees to fines and penalties.

Failure to comply with federal, state, local or foreign rules and regulations could cause our licenses to be revoked and force us to cease the sale of alcoholic beverages at certain restaurants. Any difficulties, delays, or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. Additionally, in certain states, including states where we or our franchisees have existing restaurants, or where we or a franchisee plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenue. If we or our franchisees are unable to maintain existing licenses, our guest patronage, revenue, and results of operations would be adversely affected. If we or a franchisee choose to open a restaurant in those states where the number of available licenses is limited, the cost of a new license could be significant.

Changes in, or noncompliance with, applicable laws and governmental regulations may adversely affect our business operations, financial condition, and/or growth prospects.

We and our franchisees are subject to numerous laws and regulations, which change regularly and are increasingly complex. For example, we and our franchisees are subject to:

●	government orders relating to health and other public safety concerns, such as the various restrictions imposed on the business operations of restaurants due to the COVID-19 pandemic;

●	laws and regulations relating to menu labeling, nutritional content, nutritional labeling, product safety, and product marketing;

●	laws relating to state and local licensing;

●
laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention;

●	laws relating to information security, privacy, cashless payments, and consumer protection;

●	laws relating to the relationship between franchisors and franchisees;

●	the ADA in the United States and similar state laws which give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;

●
the U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, as well as family leave mandates, and a variety of similar state laws which govern these and other employment law matters;

●	laws and regulations in government mandated health care benefits, such as the Patient Protection and Affordable Care Act;

●	laws and regulations relating to union organizing rights and activities;

●	laws relating to international trade and sanctions;

●	laws relating to currency conversion or exchange;

●	tax laws and regulations;

●	antibribery and anticorruption laws;

●	environmental laws and regulations; and

●	federal and state immigration laws and regulations in the United States.

Compliance with new or existing laws and regulations could impact our operations. The compliance costs associated with these laws and regulations could be substantial. Any failure or alleged failure to comply with these laws or regulations by us or our franchisees could adversely affect our reputation, international expansion efforts, growth prospects and financial results, or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines, and civil and criminal liability. Publicity relating to any such noncompliance could also harm our reputation and adversely affect our business.

A broader standard for determining joint employer status recently adopted by the National Labor Relations Board may adversely affect our business operations and increase our liabilities resulting from actions by our franchisees.

In October 2023, the National Labor Relations Board issued a final rule adopting a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. Under the new standard, an entity, such as a franchisor, may be considered a joint employer of the employees of another entity, such as a franchisee, if they share or co-determine one or more of the essential terms and conditions of employment of such employees, as defined under the new rule. The new standard considers the authority to control essential terms and conditions of employment, whether or not such control is exercised, and without regard to whether any such exercise of control is direct or indirect, as an important factor in determining joint employer status.

The final rule was scheduled to become effective on March 11, 2024, but was recently vacated by a federal district court in Texas. The court’s decision to vacate the rule may be appealed and the original rule could be restored by an appellate court. If the original rule is restored on appeal, or a similar rule is adopted in the future by the National Labor Relations Board, the joint employer standard could cause us to be considered a joint employer of our franchisees’ employees, which could cause us to be held liable or responsible for unfair labor practices, violations of wage and hour laws, and other labor and employment violations by our franchisees, and require us to conduct collective bargaining negotiations with respect to the employees of our franchisees. The joint employer standard may also make it easier for our franchisees’ staff to organize into labor unions, and provide the staff and their union representatives with bargaining power to request that our franchisees raise wages. The effects of these changes may require us to modify our business practices, and may result in increased litigation, governmental investigations and proceedings, administrative enforcement actions, fines and civil penalties, any of which could materially and adversely affect our business, results of operations, and financial condition.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, new information or attitudes regarding diet and health, and/or adverse opinions about the health effects of consuming our menu offerings, could affect customer preferences and negatively impact our business and results of operations.

Government regulations and customer eating habits may impact our business as a result of changes in attitudes regarding diet and health, or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our menu offerings.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (the “PPACA”), establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menu to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily caloric intake. The PPACA also requires covered restaurants to provide to customers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the nutritional content of our menu items, or the size of our portions could negatively influence the demand for our menu offerings. We cannot make any assurances regarding our ability to effectively respond to changes in customer health perceptions, to adapt our menu offerings to trends in eating habits, or to successfully implement applicable nutrient content disclosure requirements. The imposition of additional menu-labeling laws could have a material adverse effect on our business, results of operations and financial condition, as well as on the restaurant industry in general.

Furthermore, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests or have enacted legislation restricting the use of certain types of ingredients in restaurants. Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit trans-fats and sodium in our menu offerings or switch to higher cost ingredients or may hinder our ability to operate in certain markets. Some jurisdictions have banned certain cooking ingredients, such as trans-fats, or have discussed banning certain products, such as large sodas. Removal of these products and ingredients from our menus could negatively affect our menu offerings, guest satisfaction levels, and sales volumes. If we or our franchisees fail to comply with these laws or regulations, we could be subject to governmental enforcement actions and fines and civil and criminal liability, any of which could materially and adversely affect our business, results of operations, and financial condition.

Compliance with environmental, health and safety laws and regulations may negatively affect our business.

We are subject to various federal, state, local, and foreign environmental, health and safety laws and regulations, including those concerning climate change, pollution, waste disposal, and the presence, use, management, handling, storage, discharge, release, treatment and disposal of, and exposure to and remediation of, hazardous substances and waste. These laws and regulations can be costly to comply with and provide for significant criminal and civil fines and penalties or other sanctions for noncompliance, and joint and several liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, such contamination. Some of our restaurants may be located in areas that were previously occupied by companies or operations that had a more significant environmental impact. We could face costs or liability related to environmental conditions at prior, existing or future restaurant locations, including sites where we have franchised restaurants. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous substances or waste at, on or from our company-owned restaurants or franchised restaurants.

Environmental conditions relating to the release of hazardous substances or waste at prior, existing or future restaurant sites, or our violations of environmental, health and safety laws and regulations, could materially and adversely affect our business, results of operations, and financial condition. Additionally, environmental, health and safety laws and regulations, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially and adversely affect our business, results of operations, and financial condition.

Furthermore, there has been increased public focus by governmental and non-governmental entities and our customers on environmental and sustainability matters such as climate change, reduction of greenhouse gas emissions, water consumption, waste, packaging, and animal health and welfare. As a result, we may face increased pressure to provide expanded disclosure, make or expand commitments, establish targets or goals, or take other actions in connection with environmental and sustainability matters. Legislative, regulatory or other efforts to address environmental and sustainability matters could negatively impact our cost structure and operational efficiencies, or result in future increases in the cost of raw materials, transportation, utilities, and taxes, which could decrease our operating profits and necessitate future investments in facilities and equipment. Our business, results of operations, and financial condition could be materially and adversely affected to the extent that such environmental or sustainability concerns reduce customer demand for our restaurants.

Failure to comply with antibribery or anticorruption laws could adversely affect our business operations.

The U.S. Foreign Corrupt Practices Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents, franchisees or other third parties will not take actions in violation of our policies, procedures or applicable law, particularly as we expand our operations in emerging markets and elsewhere. Any such violations or suspected violations could subject us to criminal or civil penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brand, international expansion efforts and growth prospects, business, and operating results. Negative publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our business and results of operations.

New or revised tax regulations could have an adverse effect in our financial results.

We are subject to income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets. Additional tax regulations could be issued, and there is no assurance that any future guidance will not adversely affect our financial condition.

Restaurant companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by customers, employees, franchisees, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. A number of these lawsuits, including class action lawsuits, have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers, and failure to pay for all hours worked. Such lawsuits may have a material adverse effect on our business, results of operations, and financial condition. We are currently not a defendant in any class action lawsuit asserting such a claim. However, we cannot assure you that such a lawsuit will not be filed against us, and we cannot guarantee that our internal controls and training will be fully effective in preventing any such issues from arising.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations, resulting in increases in our insurance premiums, and reducing our and our franchisees’ insurability. In addition, such claims may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could materially and adversely affect our business, results of operations, and financial condition.

Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.

We and our franchisees are, from time to time, the subject of complaints or litigation, including customer claims, personal-injury claims, environmental claims, contract claims, claims related to violations of the Americans with Disabilities Act of 1990, the Fair Labor Standards Act, the Employee Retirement Income Security Act of 1974, as amended, claims related to the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters, advertising laws, intellectual property claims, and other claims made in the ordinary course of business.

Each of these claims may increase costs, reduce the execution of new franchise agreements, and limit the funds available to franchisees to make their royalty payments to us. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories. In addition to decreasing the ability of a defendant-franchisee to make royalty payments in the event of such claims, and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brands, regardless of whether these allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business, results of operations, and financial condition.

We are also subject to “dram shop” statutes in certain states in which our restaurants are located. These statutes generally provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. As of December 29, 2024, Twin Peaks is currently the subject of five lawsuits that allege violations of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, a judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations, and financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. Approximately 48.0% of Twin Peaks’ food and beverage revenues were derived from the sale of alcoholic beverages during the years ended December 29, 2024 and December 31, 2023, and approximately 11.8% of Smokey Bones’ food and beverage revenues were derived from the sale of alcoholic beverages during the years ended December 29, 2024 and December 31, 2023. Any adverse publicity resulting from any allegations arising from a dram shop statute may materially and adversely affect our business, results of operations, and financial condition.

We may engage in litigation with our franchisees.

Although we believe we generally enjoy positive working relationships with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. Additionally, we may in the future engage in litigation with franchisees to enforce the terms of our franchise agreements and compliance with the respective standards of our brands, as determined necessary to protect our brands, the consistency of our products, and the customer experience. Conversely, we may in the future also be subject to claims by our franchisees relating to our franchise disclosure document, including claims based on information contained therein. Engaging in such litigation may be costly and time-consuming, may distract management, and may materially and adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially and adversely affect our results of operations, as well as our ability to expand our franchise system, and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.

Litigation with respect to intellectual property, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert claims of infringement, misappropriation, or other violation of intellectual property against us, or assert claims that our trademarks, service marks, trade names and other intellectual property are invalid or unenforceable. In addition, our trademarks may be narrowed. Any such claims decided against us could have a material adverse effect on our business, results of operations, and financial condition or financial condition. For example, if any of our intellectual property is invalidated or deemed unenforceable, competing uses of such intellectual property would be permitted and could lead to a decline in our results of operations. Furthermore, any infringement or misappropriation claims decided against us could result in us being required to pay damages, cease using our intellectual property, develop or adopt non-infringing intellectual property, or acquire a license to the third-party intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any claims of infringement, misappropriation, or other violation of third-party intellectual property. We may also from time to time have to assert claims against third parties and initiate litigation in order to enforce our trademarks, service marks, trade names and other intellectual property. Any such litigation could result in substantial costs and diversion of resources, could be protracted with no certainty of success, or could fail to achieve an adequate remedy. Any of these occurrences could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to our Organizational Structure

The dual class structure of our Common Stock has the effect of concentrating voting control with FAT Brands, as FAT Brands owns all of the shares of our Class B Common Stock and, as of immediately following the Spin-Off which was effected on January 29, 2025, controls approximately 98.6% of the total voting power of the outstanding shares of our Common Stock. This limits or precludes the ability of our other stockholders to influence matters requiring stockholder approval.

Our Class B Common Stock is entitled to 50 votes per share and our Class A Common Stock is entitled to one vote per share. Each of our Class A Common Stock and Class B Common Stock is deemed to be a separate series of Common Stock for any and all purposes under the General Corporation Law of the State of Delaware (the “DGCL”). Because of the 50-to-1 voting ratio between our Class B Common Stock and our Class A Common Stock, following the Spin-Off, which was effected on January 29, 2025, FAT Brands, which owns (i) 44,638,856 shares of our Class A Common Stock, or 94.4% of the outstanding shares of our Class A Common Stock, and (ii) all of the 2,870,000 outstanding shares of our Class B Common Stock, has in the aggregate 98.6% of the total voting power of the outstanding shares of our Class A and Class B Common Stock. For as long as FAT Brands beneficially owns shares of our Class A and Class B Common Stock representing at least a majority of the votes entitled to be cast by the holders of our Common Stock, FAT Brands will be able to elect all of the members of our Board of Directors.

Additionally, until such time as FAT Brands beneficially owns shares of our Common Stock representing less than a majority of the votes entitled to be cast by the holders of our Common Stock, FAT Brands will have the ability to take stockholder action without the vote of any other stockholders and without having to call a stockholders meeting, and our other stockholders will not be able to affect the outcome of any stockholder vote during this period. As a result, FAT Brands will have the ability to control all matters affecting our Company, including, but not limited to:

●	the composition of our Board of Directors and, through our Board of Directors, any determination with respect to our business plans and policies;

●	the strategy, direction, and objectives of our business;

●	any determinations with respect to mergers, acquisitions, and other business combinations;

●	our acquisition or disposition of assets;

●	our financing activities;

●	changes to our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws;

●
changes to the agreements and arrangements entered into in connection with our transition to becoming a public company, including, but not limited to, the Master Separation and Distribution Agreement and the Tax Matters Agreement;

●
the number of shares of our Common Stock available for issuance under the Twin Hospitality Group Inc. 2025 Incentive Compensation Plan (our "2025 Incentive Compensation Plan") or other compensation plans for our prospective and existing directors, officers and employees; and

●	corporate opportunities that may be suitable for both our Company and FAT Brands.

We expect FAT Brands to generally make strategic decisions that it believes are in the best interests of its business as a whole, and these decisions may not necessarily be in our best interests as a stand-alone company. FAT Brands’ decisions with respect to us or its ownership of our Common Stock may be resolved in ways that favor FAT Brands and its stockholders, which may not coincide with the interests of our other stockholders. Furthermore, FAT Brands’ interests and objectives as a stockholder of our Company may even directly conflict with your interests and objectives as a stockholder of our Company. For example, FAT Brands may be more or less interested in our Company entering into a transaction or conducting an activity due to the impact such transaction or activity may have on FAT Brands as a separate company, independent from us. In such instances, FAT Brands may exercise its control over us in a way that is beneficial to FAT Brands, and our other stockholders will not be able to affect such outcome so long as FAT Brands continues to hold a majority of the voting power of our Common Stock.

We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq, and as a result, we qualify for exemptions from certain corporate governance requirements. We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group, or another company, we will qualify as a “controlled company” under the listing rules of Nasdaq (the “Nasdaq Listing Rules”). FAT Brands currently beneficially holds a majority of the voting power of our outstanding Common Stock. As a result, we are a “controlled company” under the Nasdaq Listing Rules. As a controlled company, we are eligible to rely on exemptions from certain Nasdaq corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we establish a compensation committee and nominating and corporate governance committee comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our Board of Directors by the independent members of our Board of Directors. We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future. If we were to utilize some or all of these exemptions , holders of our Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

In order to preserve the ability for FAT Brands to distribute its shares of our Common Stock on a tax-free basis for U.S. federal income tax purposes, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions, or to provide equity incentives to our directors, officers and employees, which could hurt our ability to grow.

FAT Brands has advised us that it may in the future make one or more subsequent additional distributions to its stockholders of all or a portion of the shares of our Common Stock that it holds, which may include distributions effected as a dividend to stockholders of FAT Brands (the “Potential FAT Brands Distribution”). FAT Brands currently intends to preserve its ability to undertake the Potential FAT Brands Distribution in a manner that is tax-free for U.S. federal income tax purposes. Among other requirements, beneficial ownership of at least 80% of the total voting power and 80% of each class of non-voting capital stock is required in order for FAT Brands to effect a spin-off of its shares of our Common Stock that is tax-free for U.S. federal income tax purposes. Under the Master Separation and Distribution Agreement and the Tax Matters Agreement we entered into in connection with the Reorganization (as defined and described in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Reorganization and Spin-Off” in this Annual Report), we have agreed to not knowingly take or fail to take any action that could reasonably be expected to preclude FAT Brands’ ability to undertake the Potential FAT Brands Distribution. These restrictions could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth opportunities or initiatives.

On March 11, 2024, the Treasury Department released the General Explanations of the Administration’s Fiscal Year 2025 Revenue Proposals (“Greenbook”), which proposes, among other proposals, imposing new restrictions and requirements in connection with spin-offs that are structured to be treated as tax-free for U.S. federal income tax purposes. In particular, while current law does not have a specific requirement related to the value of the shares distributed in a tax-free spin-off, the Greenbook proposals, if implemented, would require ownership by the distributor of 80% or more of a corporation’s stock by both voting power and value. Any such restrictions and requirements may adversely affect the ability of FAT Brands to distribute its shares of our Common Stock in the Potential FAT Brands Distribution on a tax-free basis for U.S. federal income tax purposes, and potentially subject us to additional restrictions because of our obligations under the Master Separation and Distribution Agreement and the Tax Matters Agreement.

Furthermore, if the Potential FAT Brands Distribution does not occur and FAT Brands does not otherwise dispose of its shares of our Common Stock, the risks relating to FAT Brands’ control of us and the potential conflicts of interest between FAT Brands and us will continue to be relevant to holders of our Class A Common Stock. The liquidity of our Class A Common Stock in the market may be constrained for as long as FAT Brands continues to hold a significant portion of our Common Stock. A lack of liquidity in our Class A Common Stock could depress the market price of our Class A Common Stock.

If FAT Brands pursues the Potential FAT Brands Distribution and there is later a determination that such distribution is taxable for U.S. federal income tax purposes, we could incur significant liabilities.

The Potential FAT Brands Distribution, if pursued, may be subject to various conditions, all of which will be waivable by FAT Brands in its sole discretion, including the receipt of a private letter ruling from the IRS and an opinion of tax counsel to the effect that such Potential FAT Brands Distribution would be tax-free to FAT Brands and its stockholders for U.S. federal income tax purposes. In the event that the Potential FAT Brands Distribution takes place, despite such IRS private letter ruling and opinion of tax counsel, the IRS could determine on audit that the distribution made under the Potential FAT Brands Distribution is taxable. In such case, FAT Brands and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities. Under the Tax Matters Agreement, we are generally required to indemnify FAT Brands against taxes incurred by FAT Brands that arise as a result of a breach of any representation made by us, or as a result of us taking or failing to take, as the case may be, certain actions, including, in each case, those provided for in connection with such IRS private letter ruling and opinion of tax counsel, that result in the Potential FAT Brands Distribution failing to meet the requirements of a tax-free distribution. Additionally, under the Tax Matters Agreement, we may be required to indemnify FAT Brands against any tax liabilities arising as a result of an acquisition of our stock or assets, even if we do not participate in or otherwise facilitate such acquisition.

If FAT Brands pursues the Potential FAT Brands Distribution, we may be subject to significant restrictions, including with respect to our ability to engage in certain corporate transactions for a two-year period following such distribution, in order to avoid triggering significant tax-related liabilities.

If FAT Brands pursues the Potential FAT Brands Distribution, in order to preserve the tax-free treatment for U.S. federal income tax purposes to FAT Brands of such distribution, under the Tax Matters Agreement, we will be restricted from taking any action that prevents the FAT Brands Distribution (if pursued) from being treated as tax-free for U.S. federal income tax purposes. Specifically, during the two-year period following the Potential FAT Brands Distribution, except in specific circumstances, we and our subsidiaries generally would be prohibited from taking the following actions without first obtaining an IRS private letter ruling and an opinion of tax counsel to the effect that such actions will not result in the Potential FAT Brands Distribution failing to qualify as a tax-free spin-off: (i) ceasing to conduct our business, (ii) entering into certain transactions pursuant to which all or a portion of the shares of our Common Stock or certain of our and our subsidiaries’ assets would be acquired, (iii) liquidating, merging, or consolidating with any other entity, (iv) issuing our equity securities beyond certain thresholds, (v) repurchasing our shares other than in certain open-market transactions, (vi) amending our Amended and Restated Certificate of Incorporation or taking any other action that would affect the voting rights of our capital stock, or (vii) taking or failing to take any other action that would be reasonably likely to cause the Potential FAT Brands Distribution to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes. Such restrictions may reduce our strategic and operating flexibility.

The arrangements we made with FAT Brands in connection with the Reorganization and the Spin-Off may not be adequate and could harm our operations, thereby adversely affecting our business, results of operations, and financial condition.

We and the Top Tier Twin Subsidiary and its consolidated subsidiaries (the “Twin Group”) are the first and only subsidiaries to be separated from the FAT Brands organization in a spin-off. In connection with the Reorganization, we have made various separation, transition, and ongoing arrangements with FAT Brands. However, we cannot be certain that such arrangements will fully and adequately address all of our needs as a standalone company. If the arrangements we have made with FAT Brands are not comprehensive enough to meet our needs as a standalone company, our operations and financial performance may be adversely impacted.

The agreements we have put in place with FAT Brands in connection with the Reorganization and the Spin-Off (as defined and described in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Reorganization and Spin-Off” in this Annual Report) were entered into while we and the Twin Group were subsidiaries of FAT Brands with relatively limited negotiating power. The agreements were not negotiated at arm’s length and contain certain terms that we would not have agreed to with an unaffiliated third party. For example, FAT Brands has the right to, and has no duty not to, among other actions, (i) engage in the same or similar business activities or lines of business as we do, (ii) open restaurants in the vicinity where we currently have restaurants, and (iii) do business with any of our franchisees or customer. These and other terms of our agreements with FAT Brands may put us at a disadvantage relative to our competitors and peer companies and could adversely impact our operations and financial performance.

We cannot know how the market will react over time to our unique arrangements with FAT Brands, or how those arrangements will develop as our relationship with FAT Brands evolves. We have carefully prepared for our separation from FAT Brands, but due to the unique structure we are employing, there may be many foreseeable and unforeseeable adverse effects on us if the expected benefits of our arrangements with FAT Brands are not realized by us.

Our inability to maintain a strong relationship with FAT Brands, or to resolve favorably any disputes that may arise between us and FAT Brands, could result in a significant reduction of our revenue.

Maintaining a strong relationship with FAT Brands will be important to our success as long as FAT Brands remains a majority stockholder. Disputes may arise between us and FAT Brands in a number of areas relating to our ongoing relationship, including:

●	our strategy, direction, and objectives as a business;

●	tax, indemnification, and other matters arising from our separation from FAT Brands;

●	financing or other business activities which may require the consent of FAT Brands;

●	business combinations involving us;

●	sales or dispositions by FAT Brands of all or any portion of the shares of our Common Stock that it holds; and

●	business opportunities that may be attractive to both us and FAT Brands.

We may not be able to resolve any potential conflicts between us and FAT Brands. Assuming we are able to resolve any such potential conflict, we intend for such resolution to be comparable to the resolution that we would reach with an unaffiliated third party; however, the resolution that we actually reach may be less favorable than if we were dealing with an unaffiliated third party.

Additionally, the agreements we have entered into with FAT Brands may be amended upon agreement between the parties thereto. While we are controlled by FAT Brands, we may not have the leverage to negotiate such amendments to such agreements, if required, on terms that are as favorable to us as those we would potentially be able to obtain from an unaffiliated third party.

Our business and that of FAT Brands overlap, and FAT Brands is not prohibited from competing with us, which could reduce our market share.

We and FAT Brands are both engaged in the restaurant business to provide casual dining experiences to customers around the world. There can be no assurance that FAT Brands will not engage in increased competition with us in the future. Additionally, the Master Separation and Distribution Agreement that we have entered into with FAT Brands in connection with the Reorganization provides that FAT Brands has the right to, subject to limitations, open restaurants that are in the geographic proximity to our Twin Peaks restaurants.

Furthermore, FAT Brands could assert control over us in a manner that could impede our growth or our ability to enter new markets, or otherwise adversely affect our business. For example, FAT Brands could utilize its control over us to cause us to take or refrain from taking certain actions, such as entering into relationships with vendors, suppliers, and other marketing partners, or pursuing corporate opportunities or business development initiatives that could affect our competitive position, including our competitive position relative to that of FAT Brands in markets where we compete with FAT Brands’ restaurants or eateries. If any of these scenarios were to materialize, our market share could be reduced, which could have an adverse impact on our business and results of operations.

The historical financial statements and information of the Twin Group as a consolidated group of subsidiaries of FAT Brands may not be representative of our results as an independent public company.

The historical consolidated financial statements and information of the Twin Group does not necessarily reflect what our financial position, results of operations, or cash flows would have been had we been an independent, stand-alone company during the historical periods presented. Actual costs that may have been incurred if we had operated as an independent, stand-alone company would depend on a number of factors, including the chosen organizational structure, the outsourcing of certain functions, and other strategic decisions. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows, or costs and expenses will be in the future.

FAT Brands faces risks related to pending government charges and is a party to stockholder litigation, and third parties may seek to hold us responsible for liabilities of FAT Brands, which could cause us to incur additional expenses and result in a decrease in our income.

Third parties may seek to hold us responsible for FAT Brands’ liabilities. On May 10, 2024, the U.S. Department of Justice indicted FAT Brands on two violations of Section 402 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to its former Chief Executive Officer, Andrew Wiederhorn, in the aggregate amount of $2.65 million. In addition, the SEC filed a complaint against FAT Brands alleging that for periods covering 2017 through 2020, FAT Brands failed to disclose certain related party transactions, failed to maintain proper books and records and internal accounting controls, made false or misleading statements regarding FAT Brands’ liquidity and use of proceeds from certain transactions, and directly or indirectly extended credit to Mr. Wiederhorn in the form of a personal loan. A putative civil securities class action lawsuit was subsequently filed by a FAT Brands stockholder against FAT Brands, its current co-chief executive officers, and Mr. Wiederhorn, alleging that, in FAT Brands’ reports filed with the SEC, they made false and misleading statements and omitted material facts related to the subject matter of the government investigations and litigation, their handling of those matters, and their cooperation with the government. Furthermore, FAT Brands is also a party to stockholder derivative actions against certain of its current and former directors and its majority stockholder, Fog Cutter Holdings LLC, with respect to claims of breaches of fiduciary duty, unjust enrichment and waste of corporate assets arising out of FAT Brands’ merger with Fog Cutter Capital Group, Inc. in December 2020, and FAT Brands’ recapitalization transaction in June 2021. Such governmental charges and stockholder derivative actions present certain risks, and at this stage, FAT Brands is not able to reasonably estimate the outcome or duration of those actions, nor can it predict what consequences any such action may have on FAT Brands. Moreover, there could be developments of which FAT Brands is not aware, and which could result in further proceedings against Mr. Wiederhorn, FAT Brands, and its other directors, officers and employees. FAT Brands may incur additional costs in connection with the defense or settlement of existing and any future stockholder actions, including the stockholder derivative actions that have been brought against it and certain of its current and former directors.

Our relationship with FAT Brands, as our majority stockholder, may harm our reputation and make us more of a target for litigation than we otherwise would be on our own. Under the Master Separation and Distribution Agreement that we entered into with FAT Brands in connection with the Reorganization and the Spin-Off, we have agreed to indemnify FAT Brands for claims and losses relating to liabilities related to the Twin Group and our business, but not related to FAT Brands’ remaining business, and FAT Brands has agreed to indemnify us for claims and losses relating to liabilities related to FAT Brands’ remaining business, but not related to the Twin Group or our business. However, if those liabilities related to FAT Brands’ business are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from FAT Brands.

Certain of our directors are also directors of FAT Brands, and own stock and stock options of FAT Brands, which could cause conflicts of interest that could result in us not acting on opportunities we otherwise may have.

Two of our directors are also directors of FAT Brands, and own shares of FAT Brands Class A Common Stock and stock options to purchase shares of FAT Brands Class A Common Stock. The presence of directors of FAT Brands on our Board of Directors, and ownership of such shares and stock options of FAT Brands by such directors, could create, or appear to create, conflicts of interest with respect to matters involving both us and FAT Brands that could have different implications for us than they do for FAT Brands. Provisions of our Amended and Restated Certificate of Incorporation address corporate opportunities that are presented to our directors that are also directors of FAT Brands, however, we cannot assure you that such provisions will adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor, or that we will be able to take advantage of corporate opportunities presented to individuals who are directors of both our Company and FAT Brands. As a result, we may be precluded from pursuing certain growth initiatives, which could adversely affect our business and results of operations.

We are a holding company with no operations, and, as such, we depend on our subsidiaries for cash to fund our operations and expenses, including future dividend payments, if any.

We are a holding company. Accordingly, our ability to conduct our operations, service our debt, and pay dividends, if any, is dependent upon the earnings from the businesses and cash flows generated by the activities conducted by our subsidiaries. The distribution of those earnings or advances or other distributions of funds by our subsidiaries to us, as well as our receipt of such funds, are contingent upon such earnings and cash flows generated of our subsidiaries and are subject to various business considerations and applicable law. Our subsidiaries are separate legal entities, and although they are directly or indirectly wholly-owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of dividends, distributions, loans or otherwise. If our subsidiaries are unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations, including servicing our debt or paying dividends, which could adversely affect our business, results of operations, and financial condition.

Under the Master Separation and Distribution Agreement and the Tax Matters Agreement, FAT Brands has agreed to indemnify us for certain liabilities, and we have agreed to indemnify FAT Brands for certain liabilities. If we are required to pay under these indemnities to FAT Brands, our financial position could be negatively impacted. The FAT Brands indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which FAT Brands will be allocated responsibility, and FAT Brands may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Master Separation and Distribution Agreement and the Tax Matters Agreement with FAT Brands, FAT Brands has agreed to indemnify us for certain liabilities, and we have agreed to indemnify FAT Brands for certain liabilities. Indemnities that we may be required to provide to FAT Brands may be significant and could negatively impact our financial position and cash flows. Third parties could also seek to hold us responsible for any of the liabilities of FAT Brands. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business.

Additionally, the indemnities provided to us from FAT Brands may not be sufficient to protect us against the full amount of any liabilities, and FAT Brands may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from FAT Brands any amounts for which they are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our financial position and cash flows.

Certain members of our management team have limited recent experience managing a public company, and our current resources may not be sufficient to fulfill our public company obligations.

As a public company, we are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements relate to, among other matters, record keeping, financial reporting, and corporate governance. Certain key members of our management team have limited experience in managing a public company. Additionally, our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff, and as such, we may initially be reliant on engaging outside consultants or professionals to overcome our lack of experience or team members. If our internal infrastructure is inadequate, we are unable to engage outside consultants or professionals at a reasonable rate or attract talented team members to perform these functions, or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to our Class A Common Stock

An active trading market for our Class A Common Stock may not be sustained and the market price of our Class A Common Stock may fluctuate significantly.

Although our Class A Common Stock is currently listed for trading on the Nasdaq Global Market under the symbol "TWNP," an active trading market for the shares of our Class A Common Stock may not be sustained. Accordingly, no assurance can be given as to the following:

●	the likelihood that an active trading market for shares of our Class A Common Stock will be sustained;

●	the liquidity of any such market;

●	the ability of our stockholders to sell their shares of Class A Common Stock; or

●	the price that our stockholders may obtain for their Class A Common Stock.

In addition, the securities markets in general and our Class A Common Stock have experienced price and volume volatility. The market price and volume of our Class A Common Stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates and a change in sentiment in the market regarding our industry, operations or business prospects. The factors affecting the market price and trading volume of our Class A Common Stock, some of which may be beyond our control, include, among others, the following:

●	variations in our quarterly or annual operating results;

●	changes in our earnings estimates (if provided), or differences between our actual operating and financial results and those expected by analysts and investors;

●	the failure of securities analysts to cover our Class A Common Stock, or changes in estimates by analysts who cover our Company and competitors in our industry;

●	initiatives undertaken by our competitors, including, for example, the opening of new restaurants in our existing markets;

●	actual or anticipated fluctuations in our or our competitors’ results of operations, and our and our competitors’ growth rates;

●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, or strategic relationships;

●	capital commitments;

●	any increased indebtedness we may incur in the future;

●	actions by our stockholders;

●	investor perceptions of our Company, our competitors, and our industry;

●	recruitment or departure of key personnel;

●	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, or announcements relating to these matters;

●	general economic conditions; and

●	geopolitical incidents.

If an active market is not maintained, or if our Class A Common Stock continues to experience price and volume volatility, the market price of our Class A Common Stock may decline.

We cannot predict the effect our dual class Common Stock structure may have on the market price of our Class A Common Stock.

We cannot predict whether the dual class structure of our Common Stock will result in a lower or more volatile market price of our Class A Common Stock, or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, and these changes exclude companies with multiple classes of shares of common stock from being added to these indices. Additionally, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our Common Stock may prevent the inclusion of our Class A Common Stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included in such indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to investors. As a result, the market price of our Class A Common Stock could be adversely affected.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying any dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our operations and to repay outstanding debt. Additionally, any future indebtedness may contain restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our Class A Common Stock may be your sole source of gain with respect to our Class A Common Stock for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will ever make such a change.

We are an “emerging growth company” and a “smaller reporting company” and comply with reduced reporting requirements applicable to emerging growth companies and smaller reporting companies, which may make our Class A Common Stock less attractive to investors.

We are an “emerging growth company” (as defined under the JOBS Act), and we have elected to take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to reporting companies that make filings with the SEC. For so long as we remain an emerging growth company, we will not be required to, among other things, (i) present more than two years of audited financial statements and two years of related selected financial information and management’s discussion and analysis of financial condition and results of operations disclosure in a registration statement for a public offering of securities, (ii) have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis), (iv) submit certain executive compensation matters, such as “say-on-pay”, “say-on-frequency” and “say-on-golden parachutes”, to our stockholders for non-binding advisory votes, and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance, and a comparison of our Chief Executive Officer’s compensation to the median compensation of our employees. As a result of these elections, the information that we provide to investors may be different from the information investors may receive from other public companies in which they hold securities. Additionally, even if we begin to comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future.

The JOBS Act also permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an emerging growth company until the earliest of (i) December 29, 2030, which is the last day of the fiscal year following the fifth anniversary of the completion of the Spin-Off, (ii) the last day of the first fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means the market value of the shares of our Common Stock that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Furthermore, we are also a “smaller reporting company”, as defined in Rule 405 under the Securities Act, since the market value of our stock held by non-affiliates is less than $250 million. If we continue to qualify as a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements for our SEC filings that are available to smaller reporting companies. In particular, for so long as we remain a smaller reporting company, we (i) may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and (ii) have reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company: (a) until the fiscal year following the determination that the market value of our stock held by non-affiliates is more than $250 million, measured on the last business day of our most recently completed second fiscal quarter, or (b) if our annual revenues are less than $100 million during our most recently completed fiscal year, until the fiscal year following the determination that the market value of our stock held by non-affiliates is more than $700 million, measured on the last business day of our most recently completed second fiscal quarter.

We cannot predict whether our Class A Common Stock will be less attractive if we continue to rely on the exemptions available to emerging growth companies and smaller reporting companies. If our Class A Common Stock is less attractive as a result of our reliance on the available exemptions, there may be a less active trading market for our Class A Common Stock and the market price of our Class A Common Stock may be more volatile.

The issuance by us of additional equity securities may dilute your ownership and adversely affect the market price of our Class A Common Stock.

We currently have an aggregate of 52,701,729 authorized but unissued shares of Class A Common Stock. Our Amended and Restated Certificate of Incorporation authorizes us to issue shares of our Common Stock and rights relating to our Common Stock on the terms and conditions and for consideration established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Additionally, under the terms of the Master Separation and Distribution Agreement that we entered into with FAT Brands in connection with the Reorganization and the Spin-Off, we have granted FAT Brands a continuing right to purchase from us such number of shares of our Common Stock as is necessary for FAT Brands to maintain an aggregate ownership of our Common Stock representing at least 80% of our Common Stock outstanding following the completion of the Spin-Off. Any shares of Common Stock that we issue, including under our 2025 Incentive Compensation Plan or in connection with the Master Separation and Distribution Agreement, would dilute the percentage ownership held by our stockholders.

In the future, we may attempt to obtain financing or further increase our capital resources by issuing additional shares of our Common Stock or securities convertible into shares of our Common Stock, or by offering debt or other securities. We could also issue shares of our Common Stock, securities convertible into our Common Stock, debt, or other securities in connection with acquisitions or other strategic transactions. Issuing additional shares of our Common Stock, securities convertible into shares of our Common Stock, debt, or other securities may dilute the economic and voting rights of our existing stockholders and could reduce the market price of our Class A Common Stock.

Upon liquidation, holders of preferred shares (if any), holders of debt securities, and lenders with respect to other borrowings, would receive a distribution of our distributable assets prior to the holders of our Common Stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares (if any) could have a preference with respect to liquidating distributions, or preferences with respect to dividend payments, that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue any securities in the future will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of any future offerings by us. As a result, holders of our Class A Common Stock bear the risk that any future offerings by us may reduce the market price of our Class A Common Stock and dilute their stockholdings in our Company.

The anti-takeover provisions in our Amended and Restated Certificate of Incorporation could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, as well as applicable provisions of the DGCL, could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include:

●
the dual class structure of our Common Stock, which provides FAT Brands, as the holder of all of the outstanding shares of our Class B Common Stock, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own less than a majority of the outstanding shares of our Common Stock;

●	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

●	limiting the ability of stockholders to call special meetings or amend our Amended and Restated Bylaws;

●	requiring all stockholder actions to be taken at a meeting of our stockholders; and

●
establishing advance notice and duration of ownership requirements for nominations for election to our Board of Directors, or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for minority stockholders to elect directors of their choosing or cause us to take other corporate actions they desire. Additionally, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Furthermore, the DGCL prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets, or business combinations with any stockholder or group of stockholders who owns at least 15% of the total voting power of our Common Stock.

The provision of our Amended and Restated Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery lacks jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder to our Company or our stockholders; (c) action asserting a claim arising under any provision of the DGCL or our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our Amended and Restated Certificate of Incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any rules or regulations promulgated thereunder, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.

Our Amended and Restated Certificate of Incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States.

To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of, and consented to, the forum provision in our Amended and Restated Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that such stockholder may find favorable or convenient for a specified class of disputes with us, our directors, officers or employees, or other stockholders, which may discourage such lawsuits, make them more difficult or expensive to pursue, and/or result in outcomes that are less favorable to such stockholder than outcomes that may have been attainable in other judicial forums or jurisdictions. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other judicial forums or jurisdictions, which could have a material adverse effect on our business, results of operations, and financial condition.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about us or our business, the market price and trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us, the market price for our Class A Common Stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price and/or trading volume of our Class A Common Stock to decline. Moreover, if our results of operations do not meet the expectations of the investor community, or one or more of the analysts who cover our Company downgrade our Class A Common Stock, the market price of our Class A Common Stock could decline.

General Risk Factors

Our liquidity could be adversely affected by adverse conditions in the financial markets or with respect to financial institutions.

Our available cash and cash equivalents are held in accounts with, or managed by, financial institutions, and consist of cash in our operating accounts and cash and cash equivalents invested in money market funds. The amount of cash in our operating accounts exceeds the Federal Deposit Insurance Corporation insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of, or our access to, these accounts could be adversely impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are inter-connected, and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have not experienced any realized losses on, or any lack of access to, our cash held in operating accounts or our invested cash or cash equivalents; however, we can provide no assurance that our access to our cash held in operating accounts or our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or with respect to financial institutions.

We will need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.

We have historically relied upon, and we intend to continue to rely on, cash generated by our operations to fund our operations and strategy. We will also need to access the debt and equity capital markets. For example, under the terms of the Twin Securitization Notes, upon each Qualified Equity Offering, which is a public or private offering by us of our common equity securities for cash, we are required, subject to certain limited exceptions, to use 75% of the net proceeds from such offering towards the repayment of the Twin Securitization Notes, until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from our Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $75.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event would occur, whereupon certain excess cash flows from our operations will be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes.

Our capital requirements will depend on many factors, including, but not limited to:

●	our ability to control costs;

●	our relationships with our customers, franchisees, and suppliers;

●	sales and marketing expenses;

●	market acceptance and reputation of our brands, brand enhancements, and menu offerings, and any enhancements necessary to improve them;

●	enhancements to our infrastructure and systems, and any capital improvements to our facilities;

●	potential acquisitions of businesses and other brands; and

●	general economic conditions, including inflation, rising interest rates, and their impact on the restaurant industry in particular.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders may be diluted.

Additionally, there can be no assurance that our historical sources of financing will be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including, but not limited to:

●	our operating performance;

●	our ability to incur additional debt in compliance with agreements governing our then-outstanding debt;

●	investor sentiment; and

●	general economic conditions.

These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, or if adequate funds are not available or are not available on acceptable terms through the capital markets, we may be unable to continue our operations as planned, service our debt obligations, develop or enhance our brands, expand our sales and marketing programs, take advantage of future opportunities, or respond to competitive pressures. As such, our business, results of operations, and financial condition could be materially and adversely impacted.

We depend on key executive management.

We depend on the leadership and experience of our relatively small number of key executive management personnel, in particular our Chief Executive Officer, Joseph Hummel. The loss of the services of any of the members of our executive management team could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements could impair our growth and materially and adversely impact our business, results of operations, and financial condition.

If we face labor shortages or increased labor costs, it could have a material adverse effect on our business, results of operations, and financial condition.

Restaurant operations are highly service oriented, and our success depends in part upon our and our franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by us and our franchisees and could adversely impact our existing company-owned restaurants and franchised restaurants. Any such delays, material increases in employee turnover rate in existing company-owned restaurants and franchised restaurants, or widespread employee dissatisfaction could have a material adverse effect on our business, results of operations, and financial condition.

Additionally, strikes, work slowdowns or other job actions may become more common in the United States. Although none of the employees employed by us or our franchisees are represented by a labor union or are covered by a collective bargaining agreement, in the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our company-owned restaurants and franchised restaurants could be impaired, which could result in reduced revenue, and may distract our management from focusing on our business and strategic priorities.

Our and our franchisees’ operating costs are subject to increases in the wages and salaries of our staff.

A significant operating expense for our company-owned restaurants is salaries, wages and benefits costs. An increase in salaries, wages and benefits costs could result from government imposition of higher minimum wages or from general economic or competitive conditions. Additionally, competition for qualified employees could compel us and our franchisees to pay higher wages to attract or retain key restaurant team members, which could result in higher labor costs and decreased profitability. Any increase in labor expenses could materially and adversely affect our margins, which would materially and adversely affect our business, results of operations, and financial condition.

We also have a number of recurring costs, including insurance, utilities and rental costs, and may face increases in other recurring costs, such as regulatory compliance costs. There can be no assurance that any of our recurring costs will not grow at a faster rate than our revenue. As a result, any increase in our operating costs could have a material adverse effect on our business, results of operations, and financial condition.

Our current insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses in excess of insurance limits or uninsured losses.

We maintain insurance coverage for a significant portion of our risks and associated liabilities with respect to general liability, property and casualty liability, liquor liability, employer’s liability and other insurable risks in amounts and on terms deemed adequate by our management, based on our actual claims experience and expectations for future claims. We also self-insure for health benefits under plans with high deductibles. However, there are types of losses we may incur that cannot be insured against, or that we believe are not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws has not generally been available. Losses with respect to such uninsured claims, or losses in excess of insurance limits, if they occur, could have a material adverse effect on our business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our business is substantially dependent upon our computer systems, devices and networks to collect, process and store the data necessary to conduct most aspects of our business. We have developed and maintain a cybersecurity program, which includes people, processes, and technology aimed at defending our computer systems, devices and networks against increasingly sophisticated threats.

We recognize the importance of protecting both our information and operations from threats that could disrupt our business, put our assets at risk or compromise our customer and employee data. Our cybersecurity program is implemented and maintained using information security tools, policies and a dedicated team responsible for monitoring our networks, providing training to our employees, analyzing the evolution of new threats and strategies for mitigating such threats and seeking to continually harden our cybersecurity posture. The program is periodically exercised, reviewed, updated, and vetted through third-party audits, assessments, and tests with the goal of validating its effectiveness in reducing risk, as well as evaluating its compliance with legal and regulatory requirements. We assess, identify and manage our material risks from cybersecurity threats by employing the following:

•Identification of critical systems – we seek to identify which operational or information technology, if compromised or exploited, would result in operational disruption or data compromise. We aim to protect the entire environment at an enterprise level where practical, combined with additional layered, risk-based controls designed to safeguard against cybersecurity threats. This strategic, defense-in-depth, and risk-based approach to cybersecurity provides a methodology designed to identify, protect, detect, respond, and recover from cybersecurity incidents.

•Network segmentation – we use a combination of firewalls and routers to provide network segmentation seeking to provide us with network zone protection.

•Access controls – we leverage several security capabilities to attempt to enforce access, authorization and authentication to relevant systems, technology, and controls. A least-privilege methodology is applied for localized client workstations, servers, and applications. Security capabilities for access control include physical, administrative, and technical controls that combine to provide a defense-in-depth approach designed to protect our cyber assets from unauthorized use.

•Continuous monitoring, detection, and auditing – we employ various technologies, tactics, and procedures aimed to continuously monitor, baseline, and detect threats, and audit our network and systems. In addition, we use a combination of technology tools with outside managed security service providers designed to capture, analyze and respond to security anomalies.

•Patch management – we use a network vulnerability scanning tool that continually scans, and reports identified vulnerabilities in servers and workstations in certain networks. Vulnerability scanner reports are used to drive patching and remediation efforts and are also used as a tool to evaluate the effectiveness of efforts to seek to ensure patches are applied timely. Application and infrastructure subject matter experts subscribe to various third-party vendor security notifications to receive proactive notifications on, among other things, bugs, security flaws and mitigations, related to operational and information systems.

The above cybersecurity risk management processes are integrated into our overall risk management program. Cybersecurity threats are understood to be wide reaching and to intersect with various other enterprise risks. In addition to assessing our own cybersecurity preparedness, we also consider cybersecurity risks associated with our use of third-party service providers based on the potential impact of a disruption of the services to our operations and the sensitivity of data shared with the service providers.

We regularly engage independent third parties to periodically assess our cybersecurity posture. These assessments include penetration tests, purple team activities, health checks and point-specific technical cybersecurity assessments of key systems. Some of these assessments are performed with internal audit oversight and tested in regular intervals.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any previous cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. Risk Factors for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

Cybersecurity Governance

Our Board of Directors oversees the execution of our cybersecurity strategy and the assessment of cybersecurity risks, along with the actions that we may take to mitigate and address those cybersecurity risks. Our Vice President of Information Technology ("VP of IT") who has over 30 years of experience in technology leads our cybersecurity initiatives and oversees a team of professionals responsible for executing and managing our cybersecurity program. This program emphasizes proactive prevention, detection, mitigation and remediation of potential cybersecurity incidents. To maintain transparency and facilitate informed decision making, our VP of IT and cybersecurity team provide periodic updates on the status of cybersecurity risks and initiatives. These updates are communicated to the Board of Directors, in order to ensure that they remain informed about our cybersecurity posture. By promoting collaboration among our Board of Directors, executive leadership and cybersecurity experts, we are committed to protecting our digital assets and fostering stakeholder trust. Our continuous efforts to enhance our cybersecurity framework enable Twin Hospitality Group Inc. to effectively respond to the evolving threat landscape.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Dallas, Texas, comprising approximately 8,300 square feet of space, pursuant to a lease that expires in April 2025.

As of December 29, 2024, we operated 34 company-owned Twin Peaks restaurants across eight states throughout the United States. All of our company-owned Twin Peaks restaurants are on leased facilities with remaining terms ranging from 23 months to 20.3 years.

As of December 29, 2024, we operated 55 company-owned Smokey Bones restaurants across 16 states throughout the eastern United States. One Smokey Bones restaurant is currently being converted to a company-owned Twin Peaks restaurant. All of our company-owned Smokey Bones restaurants are on leased facilities with remaining terms ranging from 6 months to 23.0 years.

We believe that our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs. Additional information related to our operating leases are disclosed in Note 7.
ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal actions and proceedings that arise in the ordinary course of our business, including claims and proceedings resulting from employment-related matters. We do not believe that the ultimate resolution of any of these matters, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations, and cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock, par value $0.0001 per share, is traded on the Nasdaq Global Market under the symbol “TWNP.” Our Class B Common Stock, par value $0.0001 per share, is not publicly traded.
Holders of Our Common Stock
As of February 24, 2025, there were approximately 37 stockholders of record of our Class A Common Stock. The number of record holders does not include persons who held such shares in nominee or “street name” accounts through brokers. As of February 24, 2025, FAT Brands is the only stockholder of our Class B Common Stock.
Dividend Policy
Since our inception, we have not declared or paid any cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our operations and to repay outstanding debt, and therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
We do not have a program in place to repurchase our own Common Stock and as of December 29, 2024, and we have not repurchased any of these securities.
ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview
Unless the context otherwise requires or otherwise states, references to our “Company,” “we,” “us,” “our,” and similar references refer to (i) with respect to our historical business, operations, financial performance and financial condition prior to the Reorganization (as defined below), including with respect to our consolidated financial statements, Twin Hospitality I, LLC (formerly known as FAT Brands Twin Peaks I, LLC and which we refer to as the “Top Tier Twin Subsidiary”), a Delaware limited liability company, and its consolidated subsidiaries (collectively the “Twin Group”), which include, after its acquisition by FAT Brands on September 25, 2023, Barbeque Integrated, Inc., which is the entity that owns Smokey Bones Bar & Fire Grill (“Smokey Bones”) and, (ii) upon completion of the Reorganization, Twin Hospitality Group Inc., a Delaware corporation and its consolidated subsidiaries, which includes the Twin Group.
The Reorganization and Spin-Off
The Twin Group was acquired by FAT Brands in October 2021 and, prior to the Reorganization as described below, the Twin Group was comprised of a number of companies that were wholly-owned subsidiaries of FAT Brands, with all of the outstanding equity interests in the Twin Group beneficially owned, directly or indirectly, by FAT Brands. In connection with the Spin-Off (as described below), which occurred on January 29, 2025, we and FAT Brands completed a series of separation and reorganization transactions, as described below, whereby the Twin Group was transferred to, and became wholly-owned subsidiaries of our Company. We refer to such separation and reorganization transactions collectively as the “Reorganization.” The Reorganization included, among other things, the following:
•On February 6, 2024, FAT Brands formed our Company, Twin Hospitality Group Inc., as a Delaware corporation, in connection with the Spin-Off. In connection with our incorporation, 5,000 shares of our Class A Common Stock were issued to FAT Brands.
•In November 2024, FAT Brands Twin Peaks I, LLC, a Delaware limited liability company, filed an amendment to its certificate of formation to change its name to “Twin Hospitality I, LLC,” which is the top tier company in the Twin Group (the “Top Tier Twin Subsidiary”).
•On November 21, 2024, we and FAT Brands entered into a Sale and Contribution Agreement, pursuant to which FAT Brands sold and contributed to us all of the equity interests in the Top Tier Twin Subsidiary, such that following such sale and contribution ,the Top Tier Twin Subsidiary, along with all of the other companies in the Twin Group, became direct or indirect wholly-owned subsidiaries of our Company.
•In November 2024, we and the Top Tier Twin Subsidiary amended and restated the limited liability company agreement of the Top Tier Twin Subsidiary to provide, among other things, that we are the sole member and sole manager of the Top Tier Twin Subsidiary.
•In November 2024, the Top Tier Twin Subsidiary called and redeemed all of the Prior Securitization Notes (as defined and described below under the section entitled “- Liquidity and Capital Resources - Debt Issuances (Whole-Business Securitization) - Prior Securitization Notes” in this Annual Report), using the net proceeds from the issuance of the Twin Securitization Notes. See also Note 8 - Debt of our audited consolidated financial statements included elsewhere in this Annual Report.
•On December 16, 2024, we filed our Amended and Restated Certificate of Incorporation, which authorizes 100,000,000 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock.
•On January 24, 2025, we and FAT Brands entered into the Master Separation and Distribution Agreement, pursuant to which FAT exchanged all 5,000 shares of Class A Common Stock that it held (representing 100% of the issued and outstanding capital stock of our Company) for 47,298,271 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock, which were issued by us to FAT Brands.
Immediately following the consummation of the Reorganization, among other things:
•We became a holding company directly owning all of the outstanding equity interests in the Top Tier Twin Subsidiary, and indirectly owning all of the outstanding equity interests in the other companies in the Twin Group, such that all of the companies in the Twin Group are direct or indirect wholly-owned subsidiaries of our Company.
•We became the sole member and sole manager of the Top Tier Twin Subsidiary.
•The financial results of the Twin Group were consolidated with our Company.
On January 29, 2025, FAT Brands Inc. completed the legal and structural separation of our Company from FAT Brands (the “Spin-Off”). In the Spin-Off, FAT Brands distributed on a pro rata basis to the FAT Brands Common Stockholders 2,659,415 shares of our Class A Common Stock with FAT Brands retaining the remaining 44,638,856 outstanding shares of our Class A Common Stock and 100% of the 2,870,000 outstanding shares of our Class B Common Stock. Following the Spin-Off, we became an independent publicly traded reporting company.
Business overview

Twin Hospitality Group Inc. is a franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of December 29, 2024, our total restaurant footprint consists of 170 restaurants, of which 74 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 34 are domestic company-owned Twin Peaks restaurants, and 55 are domestic company-owned Smokey Bones restaurants.
Our growth plan is driven by a robust pipeline of new restaurant developments. Our pipeline includes more than 100 signed franchised units as of December 29, 2024, providing significant visibility into our near-term growth trajectory. As we continue to expand, of the total number of anticipated new restaurant openings, we have a goal of having approximately 75% to 80% be franchised restaurants.
Our revenues are derived primarily from two sales channels, franchised restaurants and company owned restaurants, which we operate as one segment. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants.
Conversions of Smokey Bones Restaurants into Twin Peaks Restaurants
In September 2023, FAT Brands acquired Barbeque Integrated, Inc., which is the entity that owns Smokey Bones Bar & Fire Grill (“Smokey Bones”). Subsequent to FAT Brands' acquisition of Smokey Bones, on March 21, 2024, FAT Brands contributed to us, and we acquired the assets and liabilities of Barbeque Integrated, Inc. at FAT Brands' carryover basis. Pursuant to the business combinations under common control guidance in Accounting Standards Codification 805-50, Business Combinations - Related Issues, we retroactively assumed the contribution of Barbeque Integrated, Inc. and consolidated its assets, liabilities and operating results as of September 25, 2023
We plan to convert approximately half of the acquired 60 Smokey Bones restaurants into new Twin Peaks restaurants (the “Twin Peaks Conversions”). Of the to be converted smokey Bones restaurants that are within existing franchisee development areas, we plan to work our existing franchisees to develop those restaurants. Of the to be converted Smokey Bones restaurants that are within new markets, we may partner with a franchisee to develop those restaurants or convert those restaurants into company-owned Twin Peaks restaurants.
We believe that the opportunity to convert Smokey Bones restaurants enables us and our franchisees to open new Twin Peaks restaurants in attractive locations and markets at a lower cost than a new build and on a shorter timeline, while also providing heightened visibility into our near-term growth objectives for our Twin Peaks restaurant system.
Of the remaining Smokey Bones restaurants that are not converted into Twin Peaks restaurants, we intend to operate them as company-owned Smokey Bones restaurants, sell them to franchisees who will own and operate them as franchised Smokey Bones restaurants or sell the Smokey Bones restaurant brand.
Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2024 fiscal year is a 52-week year. The 2023 fiscal year was a 53-week year.

The following table summarizes key components of our consolidated results of operations for the fiscal years ended December 29, 2024 and December 31, 2023.

	December 29, 2024		December 31, 2023
($ in thousands)	$	% of Revenue	$	% of Revenue

Consolidated statement of operations data:

Revenue
Company-owned restaurant sales	$320,211	90.5%	$199,369	86.4%
Franchise revenue	33,590	9.5%	31,498	13.6%
Total revenue	353,801	100.0%	230,867	100.0%

Costs and expenses
Restaurant operating costs
Food and beverage costs (1)	87,414	27.3%	53,512	26.8%
Labor and benefits costs (1)	103,234	32.2%	64,024	32.1%
Other operating costs (1)	67,155	21.0%	37,722	18.9%
Occupancy costs (1)	26,198	8.2%	13,112	6.6%
Advertising expense	19,751	5.6%	16,792	7.3%
Pre-opening expense	1,632	0.5%	1,136	0.5%
General and administrative expense	33,232	9.4%	19,252	8.3%
Depreciation and amortization	23,515	6.6%	12,377	5.4%
Total costs and expenses	362,131	102.4%	217,927	94.4%

(Loss) income from operations	(8,330)	(2.4)%	12,940	5.6%

Total other expense, net	(48,242)	(13.6)%	(27,010)	(11.7)%

Loss before income tax provision (benefit)	(56,572)	(16.0)%	(14,070)	(6.1)%

Income tax provision (benefit)	(8,402)	(2.4)%	(230)	(0.1)%

Net loss	$(48,170)	(13.6)%	$(13,840)	(6.0)%
(1) As a percentage of company-owned restaurant sales
Net loss for the fiscal year ended December 29, 2024, totaled $48.2 million consisting of revenues of $353.8 million less costs and expenses of $362.1 million, other expense of $48.2 million, and income tax benefit of $8.4 million. Net loss for the fiscal year ended December 31, 2023, totaled $13.8 million consisting of revenues of $230.9 million less costs and expenses of $217.9 million, other expense of $27.0 million plus an income tax benefit of $0.2 million.
Revenues

Total revenue increased by $122.9 million, or 53.2%, to $353.8 million for the year ended December 29, 2024, as compared to $230.9 million for the year ended December 31, 2023. The increase was primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in revenue of $115.5 million), increases in company-owned Twin Peaks restaurant sales and franchise revenue, both of which were driven by increases in Twin Peaks’ AUVs and openings of new Twin Peaks restaurants.

Company-owned restaurant sales increased by $120.8 million, or 60.6%, to $320.2 million for the year ended December 29, 2024, as compared to $199.4 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in company-owned restaurant sales of $115.5 million), increases in AUVs and new restaurant openings.

Franchise revenue increased by $2.1 million, or 6.6%, to $33.6 million for the year ended December 29, 2024, as compared to $31.5 million for the year ended December 31, 2023, primarily due to increases in AUVs and new restaurant openings.

Costs and Expenses

Food and beverage costs increased by $33.9 million, or 63.4%, to $87.4 million for the year ended December 29, 2024, as compared to $53.5 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in food and beverage costs of $31.3), increases in AUVs, new restaurant openings and increases in the prices of food ingredients. As a percentage of company-owned restaurant sales, food and beverage costs increased to 27.3% in 2024, as compared to 26.8% in 2023, primarily due to menu price increases and optimizing efficiencies.

Labor and benefits costs increased by $39.2 million, or 61.2%, to $103.2 million for the year ended December 29, 2024, as compared to $64.0 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in labor and benefit costs of $37.9 million), new restaurants openings, and wage inflation. As a percentage of company-owned restaurant sales, labor and benefits costs remained flat at 32.2% in 2024 and 2023, as wage inflation was offset by menu price increases.
Other operating costs increased by $29.4 million, or 78.0%, to $67.2 million for the year ended December 29, 2024, as compared to $37.7 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in other operating costs of $28.9 million) and new restaurant openings. As a percentage of company-owned restaurant sales, other operating costs was 21.0% in 2024 as compared to 18.9% in 2023.

Occupancy costs increased by $13.1 million, or 99.8%, to $26.2 million for the year ended December 29, 2024, as compared to $13.1 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in occupancy costs of $12.0 million) and new restaurant openings. As a percentage of company-owned restaurant sales, occupancy costs was 8.2% in 2024 as compared to 6.6% in 2023.

Advertising expenses increased by $3.0 million, or 17.6%, to $19.8 million for the year ended December 29, 2024, as compared to $16.8 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in advertising expenses of $1.9 million) and an increase in advertising fees.

Pre-opening expenses increased by $0.5 million, or 43.7%, to $1.6 million for the year ended December 29, 2024, as compared to $1.1 million for the year ended December 31, 2023, primarily due to an increase in new restaurant openings.

General and administrative expenses increased by $14.0 million, or 72.6%, to $33.2 million for the year ended December 29, 2024, as compared to $19.3 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in general and administrative expenses of $12.1 million), and increases in wages paid to staff in our corporate and administrative functions, insurance costs and consulting fees.

Depreciation and amortization increased by $11.1 million, or 90.0%, to $23.5 million for the year ended December 29, 2024, as compared to $12.4 million for the year ended December 31, 2023, primarily due to the Smokey Bones Acquisition in September 2023 (which accounted for an increase in depreciation and amortization of $8.5 million) and new restaurant openings.

Other Expense, Net

Other expense, net was $48.2 million for the year ended December 29, 2024, as compared to $27.0 million for the year ended December 31, 2023, and in each year, other expense, net consisted primarily of interest expense under the Prior Securitization Notes. Additionally, during the year ended December 29, 2024, the Company recognized a $2.4 million loss on extinguishment of debt.

Income Taxes
We recorded an income tax benefit of $8.4 million and $0.2 million for the years ended December 29, 2024 and December 31, 2023, respectively. These tax results were based on a net loss before taxes of $56.6 million for fiscal year 2024 and $14.1 million for fiscal year 2023.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay our indebtedness and fund our business operations, acquisitions and expansion of our restaurant locations, and for other general business purposes. Our source of funds for liquidity during the years ended December 29, 2024 and December 31, 2023 consisted primarily of cash generated by our operations.

We intend to expand our franchise locations, which will require significant liquidity, primarily from our franchisees. If real estate locations of sufficient quality cannot be located and either leased or purchased, the timing of restaurant openings may be delayed. Additionally, if we or our franchisees cannot obtain capital sufficient to fund this expansion, the extent of or timing of restaurant openings may be reduced or delayed.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on our operating cash flows, supplemented by our total cash and cash equivalents. As a result, we believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months.

As of December 29, 2024, we had cash and restricted cash totaling $25.9 million.
Debt Issuances (Whole-Business Securitization)
Prior Securitization Notes
In connection with FAT Brands’ acquisition of the Twin Group in October 2021, the Top Tier Twin Subsidiary sold and issued, through a private offering pursuant to Rule 144A under the Securities Act, the following three tranches of fixed rate secured notes: (i) $150.0 million aggregate principal amount of Series 2021-1 7.00% Fixed Rate Senior Secured Notes, Class A-2 (the “Prior Class A-2 Notes”), (ii) $50.0 million aggregate principal amount of Series 2021-1 9.00% Fixed Rate Senior Subordinated Secured Notes, Class B-2 (the “Prior Class B-2 Notes”), and (iii) $50.0 million aggregate principal amount of Series 2021-1 10.00% Fixed Rate Subordinated Secured Notes, Class M-2 (the “Prior Class M-2 Notes”, and collectively with the Prior Class A-2 Notes and the Prior Class B-2 Notes, the “Prior Securitization Notes”). Net proceeds from the October 2021 sale and issuance of the Prior Securitization Notes were approximately $236.9 million, which consisted of the aggregate principal amount of $250.0 million, net of aggregate original issue discounts of approximately $7.5 million and debt offering expenses of approximately $5.6 million, and such net proceeds were used to finance the cash portion of the purchase price in connection with FAT Brands’ acquisition of the Twin Group.

In September 2023, the Top Tier Twin Subsidiary issued an additional $48.0 million aggregate principal amount of Prior Class A-2 Notes, and $50.0 million aggregate principal amount of Prior Class M-2 Notes, to FAT Brands, pending sale to third party investors. FAT Brands subsequently sold the $48.0 million aggregate principal amount of Prior Class A-2 Notes and $12.3 million aggregate principal amount of the Prior Class M-2 Notes, resulting in net proceeds of approximately $56.0 million, which consisted of the aggregate principal amount of $60.3 million, net of aggregate original issue discount and debt offering expenses of approximately $4.3 million, and such net proceeds were used by FAT Brands to fund its operations and for general corporate purposes.

In March 2024, the Top Tier Twin Subsidiary issued an additional $50.0 million aggregate principal amount of Prior Class A-2 Notes to FAT Brands, pending sale to third party investors. FAT Brands subsequently sold the $50.0 million aggregate principal amount of Prior Class A-2 Notes, resulting in net proceeds of approximately $47.1 million, which consisted of the aggregate principal amount of $50.0 million, net of aggregate original issue discount and debt offering expenses of approximately $2.9 million, and such net proceeds were used by FAT Brands to fund its operations and for general corporate purposes.

The Prior Securitization Notes were issued pursuant to a base indenture and a series supplement to the base indenture (the “Prior Indenture”), by and between the Top Tier Twin Subsidiary, as issuer of the Prior Securitization Notes, and UMB Bank, National Association, as trustee and securities intermediary. The Prior Securitization Notes were scheduled to mature on July 25, 2051. The Prior Securitization Notes were generally secured by a security interest in substantially all the assets of the Twin Group.

Call and Redemption of the Prior Securitization Notes

Under the terms of the Prior Indenture, the Top Tier Twin Subsidiary had the option to redeem the Prior Securitization Notes by paying an amount equal to the aggregate principal amount of the Prior Securitization Notes, accrued and unpaid interest thereon, and any fees, expenses and indemnities owed by the Top Tier Twin Subsidiary thereunder. In connection with the Reorganization, on November 21, 2024, the Top Tier Twin Subsidiary called and redeemed all of the Prior Securitization Notes using the net proceeds from the issuance of the Twin Securitization Notes, and following such call and redemption, all of the Prior Securitization Notes were terminated in their entirety. See also “—Debt Issuances (Whole-Business Securitization) - Twin Securitization Notes below.

Debt Issuances (Whole-Business Securitization) - Twin Securitization Notes

In connection with the Reorganization, on November 21, 2024, the Top Tier Twin Subsidiary sold and issued, through a private offering pursuant to Rule 144A and Regulation S under the Securities Act, the following four tranches of fixed rate secured notes (the “Twin Securitization Notes”), which have an aggregate principal balance of $416.7 million and a weighted average interest rate of 9.50% per annum:

Class	Seniority	Principal Balance	Coupon	Anticipated Repayment Date	Final Legal Maturity Date
A-2-I	Super Senior	$12.1	9.00%	10/25/2027	10/26/2054
A-2-II	Senior	$269.3	9.00%	10/25/2027	10/26/2054
B-2	Senior Subordinated	$57.6	10.00%	10/25/2027	10/26/2054
M-2	Subordinated	$77.7	11.00%	10/25/2027	10/26/2054
Net proceeds from the issuance and sale of the Twin Securitization Notes were $407.5 million, which consisted of the aggregate principal amount of $416.7 million, net of aggregate original issue discounts of $3.2 million and debt offering costs of $6.0 million. The net proceeds from the sale of the Twin Securitization Notes were used to redeem all of the Prior Securitization Notes, which included principal of $388.8 million and accrued interest of $2.3 million, with the remainder to be used for working capital and general corporate purposes. The Company recognized a loss on extinguishment of debt of $2.4 million.
We believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs for the next twelve months.
Comparison of Cash Flows
Our cash and restricted cash balance was $25.9 million as of December 29, 2024, compared to $24.1 million as of December 31, 2023.
The following table summarizes key components of our audited consolidated cash flows for the fiscal years ended December 29, 2024, and December 31, 2023:

(In millions) For the Fiscal Years Ended

	December 29, 2024	December 31, 2023

Net cash used in operating activities	$(15.0)	$6.1
Net cash used in investing activities	(20.5)	(14.6)
Net cash provided by financing activities	37.3	15.7
Net increase (decrease) in cash and restricted cash	$1.8	$7.2
Operating Activities
Net cash used in operating activities decreased $21.1 million in 2024 compared to 2023, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $20.5 million in fiscal year 2024 compared to $14.6 million in 2023, primarily related to purchases of property and equipment in connection with company-owned restaurants.

Financing Activities
Net cash provided by financing activities was $37.3 million and $15.7 million in 2024 and 2023, respectively, primarily comprised of proceeds from borrowings and contributions from FAT Brands Inc.
Capital Expenditures
As of December 29, 2024, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Franchise Fees. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which includes the transfer of the franchise license. The services provided by us are highly interrelated with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement on a straight-line basis. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.
The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers between franchisees. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized in the amount of the non-refundable deposits.
Royalties. In addition to franchise fee revenue, we collect a royalty calculated as 5.0% of net sales from our franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.
Advertising. We require advertising payments from franchisees based on a percent of their net sales. We also receive, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s consolidated balance sheets.
Goodwill and other intangible assets. Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise, as was done in 2024 and 2023. The Company recorded no impairment charges relating to goodwill and other intangible assets during the fiscal years ended December 29, 2024 and December 31, 2023.
Income tax. FAT consolidated return wording---We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.
Share-based compensation. Our 2025 Incentive Compensation Plan provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. (See Note 11 in our consolidated financial statements for more details on our share-based compensation.)
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU No. 2023-07 for our annual financial statements for fiscal year 2024 and interim financial statements thereafter and have applied this standard retrospectively for all periods presented in the consolidated financial statements. See Note 14 for more details on the Company’s segment information.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this amendment is to enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. It requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASC No. 2022-02 for the fiscal year beginning December 26, 2022, which did not have an effect on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaced the previous incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment was to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities were permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of an SRC and adopted the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, if applicable. The Company adopted ASU No. 2016-13 for the fiscal year beginning December 26, 2022. The adoption did not require an adjustment to retained earnings and did not have an effect on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting within annual reporting periods beginning after December 15, 2027. The update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is still evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 29, 2024, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 of Part IV of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officers and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an ““emerging growth company” or a "non-accelerated filer.”
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act that occurred during the quarter ended December 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the fourth fiscal quarter of 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Non-Executive Directors
Below is a list of the names and ages, as of February 28, 2025, of our directors and executive officers, and a description of the business experience of each of them.

Name	Age	Position
Executive Officers
Joseph Hummel	56	Chief Executive Officer and Chairperson of the Board
Kenneth J. Kuick	56	Chief Financial Officer
Clay C. Mingus	48	Chief Legal Officer and Secretary
Roger Gondek	67	Chief Operating Officer
Michael Locey	65	Chief Development Officer
Hal Lawlor	50	President, Smokey Bones

Non-Executive Directors
Kenneth J. Anderson (2)	70	Independent Director (1)
Lynne L. Collier (2)	57	Independent Director (1)
James G. Ellis (2)	78	Independent Director (1)
David Jobe (2)	64	Independent Director (1)

(1) Determined to be independent pursuant to the independence standards of the Nasdaq Listing Rules.

(2) Such director will hold office until the 2025 annual meeting of our stockholders and until his or her successor has been duly elected and qualified.

Executive Officers

Joseph Hummel. Mr. Hummel has served as our Chief Executive Officer since July 2017, and as a director of our Company since February 2024. Prior to joining our Company, Mr. Hummel was the Chief Operating Officer and a partner at La Cima Restaurants, LLC, a franchiser of 43 Twin Peaks restaurants in Alabama, Georgia, Tennessee, Florida, North Carolina and South Carolina, from August 2011 to July 2017. Prior to La Cima Restaurants, Mr. Hummel worked at Hooters of America from October 2003 to August 2011, where he started as the Vice President of National Purchasing and was eventually promoted to Executive Vice President of Operations and Purchasing. Mr. Hummel has over 30 years of executive experience in the food and restaurant industry. Mr. Hummel received a Bachelor of Science degree in Business Administration from Clemson University.

Kenneth J. Kuick. Mr. Kuick has served as our Chief Financial Officer since April 2024. Mr. Kuick has also served as the Co-Chief Executive Officer of FAT Brands since May 2023 and the Chief Financial Officer of FAT Brands since May 2021. Prior to joining FAT Brands, Mr. Kuick was the Chief Financial Officer of Noodles & Company, a national fast-casual restaurant concept, from November 2018 to August 2020, where he was responsible for leading the finance, accounting and supply chain functions. Prior to Noodles & Company, Mr. Kuick was the Chief Accounting Officer of VICI Properties Inc., a real estate investment trust specializing in casino properties, from October 2017 to August 2018, where he was responsible for accounting, consolidated financial operations, capital markets transactions, treasury, internal audit, tax and external reporting. Prior to VICI Properties, Mr. Kuick was the Chief Accounting Officer of Caesars Entertainment Operating Company, a subsidiary of Caesars Entertainment Corporation, from November 2014 to October 2017, and was the Vice President, Assistant Controller for Caesars Entertainment Corporation from December 2011 to November 2014. Mr. Kuick is a Certified Public Accountant. Mr. Kuick received a Bachelor of Science degree in Accounting and Business Systems from Taylor University.

Clay C. Mingus. Mr. Mingus has served as our Chief Legal Officer and Secretary since July 2017. Prior to joining our Company, Mr. Mingus was the Chief Legal Officer of La Cima Restaurants, LLC, a franchiser of 43 Twin Peaks restaurants in Alabama, Georgia, Tennessee, Florida, North Carolina and South Carolina, from August 2011 to July 2017. Prior to La Cima Restaurants, Mr. Mingus was the Vice President of Legal and General Counsel at Hooters of America from July 2007 to July

2011. Mr. Mingus received a Bachelor of Arts degree in English from Purdue University and a Juris Doctorate degree from University of Georgia School of Law.

Roger Gondek. Mr. Gondek has served as our Chief Operating Officer since July 2017. Prior to joining our Company, Mr. Gondek was the Executive Vice President of Operations of La Cima Restaurants, LLC, a franchiser of 43 Twin Peaks restaurants in Florida, Alabama, Georgia, South Carolina, North Carolina, and Tennessee, from June 2011 to July 2017. Prior to La Cima Restaurants, Mr. Gondek was a Divisional Vice President at Hooters of America from October 2001 to February 2011. Prior to Hooters of America, Mr. Gondek was the Vice President of Operations at Hazzard Burdick Group from April 1996 to October 2001. Mr. Gondek has over 40 years of experience in the restaurant industry serving in various areas of operations. Mr. Gondek received a Bachelor of Arts degree in Economics from Southern Connecticut State University.

Michael Locey. Mr. Locey has served as our Chief Development Officer since July 2017. Prior to joining our Company, Mr. Locey was the Chief Development Officer of La Cima Restaurants, LLC, a franchiser of 43 Twin Peaks restaurants in Florida, Alabama, Georgia, South Carolina, North Carolina, and Tennessee, from August 2011 to July 2017. Prior to La Cima Restaurants, Mr. Locey was the Vice President of Strategic Development, Real-Estate, and Construction at Hooters of America from January 2004 to July 2011. Prior to Hooters of America, Mr. Locey was the Director of Development at Damon’s International from 1996 to 2003. Mr. Locey has over 45 years of experience in the restaurant and real-estate development industries. Mr. Locey received a Bachelor of Science degree in Organizational Leadership and a Master of Business Administration degree from Franklin University.

Hal Lawlor. Mr. Lawlor has served as the President, Smokey Bones since March 2024. Prior to the Smokey Bones Acquisition, Mr. Lawlor was the President of Barbeque Integrated, Inc. (which is the entity that owns Smokey Bones) from June 2023 to March 2024, as well as the Chief Operating Officer of Barbeque Integrated, Inc. from June 2019 to June 2023. Since joining Smokey Bones, Mr. Lawlor has successfully launched four virtual brands for Smokey Bones, including the Wing Experience, Burger Experience, Bowl Market and Tender Box. Mr. Lawlor has been integral in building a successful off-premise dining program for the Smokey Bones brand to further its sales and reach. Prior to Smokey Bones, Mr. Lawlor was a Regional Vice President of Operations for P.F. Chang’s Bistro, the international Asian-inspired restaurant concept, from January 2016 to May 2019, where he led strategic operations for a group of 61 restaurants across the Northeast and Midwest regions of the United States. Prior to P.F. Chang’s Bistro, Mr. Lawlor was at Red Lobster from February 1994 to January 2016, where he began his career as a line cook, and was subsequently promoted to various leadership positions, including as the Director of Operations, Regional Vice President, and ultimately as the Vice President of Operations. Mr. Lawlor has more than 25 years of experiences in the restaurant industry. Mr. Lawlor graduated from the Culinary School at First Coast Technical College.

Non-Executive Directors

Kenneth J. Anderson. In December 2024, Mr. Anderson was appointed as a director to our Board of Directors in connection with the Reorganization. Mr. Anderson also served on the board of directors of FAT Brands from October 2021 to March 2023. Mr. Anderson currently serves as the Chief Executive Officer of Cedar Tree Capital, an investment firm, where he provides strategic planning and investment advice to high net-worth families with a focus on public equities and alternative investments. Prior to Cedar Tree Capital, Mr. Anderson was a founder of, and served as a Client Service Director at, Aspiriant, an independent wealth management firm, from October 2002 to October 2021, where he also was a member of its board of directors. Prior to Aspiriant, Mr. Anderson was a Client Service Director at myCFO from March 2000 to its sale in October 2002. Prior to myCFO, Mr. Anderson was a Tax Partner at Arthur Andersen LLP for 20 years. Mr. Anderson has more than 35 years of experience in providing financial strategies and advice related to taxes, estate planning, investments, insurance, and philanthropy. Mr. Anderson is a Certified Public Accountant and a licensed attorney in Illinois. Mr. Anderson received a Bachelor’s degree in Accounting and Economics from Valparaiso University. Mr. Anderson was selected to serve on our Board of Directors because of his extensive accounting, tax, and financial strategies and planning experience and background.

Lynne Collier. In December 2024, Ms. Collier was appointed as director to our Board of Directors in connection with the Reorganization. Ms. Collier also currently serves as a director and the chair of the audit committee of the board of directors of FAT Brands, where she was appointed to the board of directors of FAT Brands in July 2022. Ms. Collier has also been the Head of Consumer Discretionary at Water Tower Research, LLC, an investor relations advisory firm, since October 2022. Prior to Water Tower Research, Ms. Collier was a Managing Director in the Investor Relations Division of ICR Inc. from April 2021 to June 2022. Prior to ICR, Ms. Collier was a sell-side consumer analyst at a number of financial institutions, including serving as a Managing Director at Loop Capital Markets LLC from October 2018 to April 2021, a Managing Director at Canaccord Genuity Inc. from July 2016 to October 2018, and a Managing Director at Sterne Agee from May 2009 to June 2016. Ms. Collier has nearly 30 years of experience in capital markets with a focus on the restaurant industry. Ms. Collier received a Bachelor’s degree in Finance from Baylor University, and a Master of Business Administration degree in Finance from Texas Christian University. Ms. Collier was selected to serve on our Board of Directors because of her extensive experience in accounting and investors relations, and her years of experience in capital markets, particularly with respect to the restaurant industry.

James Ellis. In December 2024, Mr. Ellis was appointed as a director to our Board of Directors in connection with the Reorganization. Mr. Ellis also currently serves as a director on the board of directors of FAT Brands since September 2023. Mr. Ellis was previously the Dean of the Marshall School of Business at the University of Southern California (“USC”) from April 2007 to June 2019. Prior to his appointment as the Dean of the Marshall School of Business, Mr. Ellis was the Vice Provost, Globalization, at USC from September 2005 to April 2007, and prior to that, the Vice Dean, External Relations and Corporate Programs, at USC from July 2004 to September 2005. Mr. Ellis was also a professor in the Marketing Department at the Marshall School of Business from January 1997 to June 2021, when he retired from his teaching role. Mr. Ellis continues to serve on the boards of directors of a number of public and private companies, including FAT Brands, J.G. Boswell Company (OTCMKTS:BWEL), and Mercury General Corporation (NYSE: MCY). Mr. Ellis received a Bachelor’s degree in Business Administration from the University of New Mexico, and a Master of Business Administration degree from Harvard Business School. Mr. Ellis was selected to serve on our Board of Directors because of his extensive business and marketing expertise.

David Jobe. In December 2024, Mr. Jobe was appointed as a director to our Board of Directors in connection with the Reorganization. Mr. Jobe is a co-founder, and has served as the Chief Executive Officer, of Prosper Company, a purpose-driven, inclusive community within the foodservice and hospitality industries, since September 2022. Prior to Prosper Company, Mr. Jobe served as the President, a Partner and a member of the board of directors of Revelry Group, a certified B Corporation that creates shared value for companies in the food, beverage, and hospitality sectors, from January 2019 to August 2022. Prior to Revelry Group, Mr. Jobe was at Winsight Media for 20 years where he served in a number of roles, including as the President and Chief Customer Officer. Mr. Jobe has over 25 years of experience in the global foodservice, hospitality and convenience retailing industries. Mr. Jobe received a Bachelor of Arts degree in Business Administration from Washington State University. Mr. Jobe was selected to serve on our Board of Directors because of his extensive experience in the global foodservice and hospitality industries, where he has built deep connections and strategic relationships with senior executives for leading suppliers and operators.

Family Relationships

There are no familial relationships among any of our executive officers or non-executive directors.

Overlap of Certain Directors and Management

Two of our directors, Lynne Collier and James Ellis, also serve as directors of FAT Brands Inc., and our Chief Financial Officer, Kenneth J. Kuick, is also the co-chief executive officer and chief financial officer of FAT Brands Inc. For a description of the treatment of related party transactions and corporate opportunities where a director or officer of our Company also serves as a director or officer of FAT Brands, see the sections entitled “Certain Relationships and Related Party Transactions—Related Party Transactions Policies and Procedures.”
Code of Ethics
We have adopted a written code of business ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code under the Corporate Governance section of our website at https://ir.twinpeaksrestaurant.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Board Committees
During fiscal 2024, our Board of Directors held one meeting. Each director attended all of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she serves.
The following table sets forth the two standing committees of our Board and the members of each committee as of December 29, 2024 and the number of meetings held by our Board of Directors and the committees during 2024:

Director	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Joseph Hummel	Chair
Kenneth J. Anderson	X	Chair	Chair	X
Lynne L. Collier	X	X		Chair
James G. Ellis	X	X	X
David Jobe	X			X

Meetings in 2024:	1	—	—
To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, the functions of which are described below.
Audit Committee
The Audit Committee is responsible for, among other matters:

•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules.

The Board of Directors has determined that each of Mr. Anderson, Ms. Collier, and Mr. Ellis qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Board of Directors adopted a charter for the Audit Committee. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.twinpeaksrestaurant.com. The Audit Committee reviews and reassesses the adequacy of the charter on an annual basis.
Compensation Committee
The Compensation Committee of the Board is responsible for assisting our Board of Directors in discharging its responsibilities relating to the compensation of our Chief Executive Officer, other executive officers and outside directors, as well as administering our 2025 Incentive Compensation Plan and any other equity incentive plans. During the fiscal year ended December 29, 2024, there were no employee directors on the Compensation Committee and no Compensation Committee

interlocks. The Compensation Committee is required to have a majority of independent directors. The current members of the Compensation Committee are Mr. Anderson and Mr. Ellis.

    The Compensation Committee is responsible for the following, among other matters, as required from time to time:

•reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers and the outside directors;
•conducting a performance review of our Chief Executive Officer;
•administering the Company’s incentive compensation plans and equity-based plans as in effect or as adopted from time to time by the Board of Directors;
•approving any new incentive compensation plan or equity-based plan or material change to an existing plan where stockholder approval has not been obtained; and
•reviewing our compensation policies.
The Board of Directors has adopted a charter for the Compensation Committee, a copy of which is available in the Corporate Governance section of our website at https://ir.twinpeaksrestaurant.com. The Compensation Committee reviews and reassesses the adequacy of the charter on an annual basis.
Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of three independent directors, Mr. Anderson, Ms. Collier and Mr. Jobe. Ms. Collier serves as the chairperson of our Nominating and Corporate Governance Committee. The Nomination and Corporate Governance Committee is responsible for the following, among other matters, as required from time to time:

•identifying quality individuals to serve as members of the Company’s board of directors;
•reviewing the qualifications and performance of incumbent directors;
•reviewing and considering director candidates who may be suggested by any other director or executive officer or by any stockholder of the Company; and
•reviewing considerations relating to board composition, including size of the board, term and the criteria for membership on the board.

The Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee, a copy of which is available in the Corporate Governance section of our website at https://ir.twinpeaksrestaurant.com. The Nominating and Corporate Governance Committee reviews and reassesses the adequacy of the charter on an annual basis.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the fiscal years ended December 29, 2024 and December 31, 2023 awarded to, earned by, or paid to each individual who served as principal executive officer of the Company during fiscal 2024 and the other two most highly compensated executive officers. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Joseph Hummel	2024	350,000	350,000	(1)	9,903	(2)	709,903
Chief Executive Officer	2023	350,000	350,000	(1)	5,549	(3)	705,549

Clay C. Mingus	2024	311,318	124,527	(4)	21,839	(5)	457,684
Chief Legal Officer and Secretary	2024	309,000	123,600	(4)	12,022	(6)	444,622

Michael Locey	2024	269,809	107,923	(4)	20,519	(7)	398,251
Chief Development Officer	2023	267,800	107,120	(4)	12,351	(8)	387,271

Kenneth J. Kuick (9)	2024	—	—		—		—
Chief Financial Officer	2023	—	—		—		—
(1)     This amount reflects an annual target amount of non-equity incentive plan compensation in the form of a cash bonus equal to 100% of Mr. Hummel’s annual base salary for such year, which non-equity incentive plan compensation was earned by Mr. Hummel upon the achievement of specified Company and individual performance goals.
(2)     Represents (i) a cell phone allowance of $1,200, and (ii) payments of premiums on various life, disability and accidental death and dismemberment insurance policies in the aggregate amount of $8,703.
(3)     Represents (i) a cell phone allowance of $1,200, and (ii) payments of premiums on various life, disability and accidental death and dismemberment insurance policies in the aggregate amount of $4,349.
(4)     This amount reflects an annual target amount of non-equity incentive plan compensation in the form of a cash bonus equal to 40% of such Named Executive Officer’s annual base salary for such year, which non-equity incentive plan compensation was earned by such Named Executive Officer upon the achievement of specified Company and individual performance goals.
(5)     Represents (i) a cell phone allowance of $1,200, (ii) payments of premiums on various life, disability and accidental death and dismemberment insurance policies in the aggregate amount of $8,194, and (iii) a Company-paid 401(k) plan matching contribution of $12,445.
(6)     Represents (i) a cell phone allowance of $1,200, (ii) payments of premiums on various life, disability and accidental death and dismemberment insurance policies in the aggregate amount of $3,244, and (iii) a Company-paid 401(k) plan matching contribution of $7,578.
(7)     Represents (i) a cell phone allowance of $1,200, (ii) payments of premiums on various life, disability and accidental death and dismemberment insurance policies in the aggregate amount of $8,533, and (iii) a Company-paid 401(k) plan matching contribution of $10,786.
(8)     Represents (i) a cell phone allowance of $1,200, (ii) payments of premiums on various life, disability and accidental death and dismemberment insurance policies in the aggregate amount of $517, and (iii) a Company-paid 401(k) plan matching contribution of $10,634.
(9)     Kenneth J. Kuick was hired and appointed as our Chief Financial Officer on April 1, 2024, and as such, he did not receive any compensation from us in fiscal year 2023. Mr. Kuick also did not receive any compensation from us in fiscal year 2024. Commencing on January 29, 2025 (the effective date of the Spin-Off), Mr. Kuick will be entitled to receive an annual base salary of $200,000.
Executive Employment Agreements

There are no written employment agreements between the Company and any of its employees.

Outstanding Equity Awards at Fiscal 2024 Year End
There were no outstanding equity awards for shares of Twin Hospitality Group Inc. as of December 29, 2024. Certain of the named executive officers received stock options issued by FAT Brands Inc. and are exercisable for FAT Brands Inc. stock.
Option Exercises and Stock Vested
None of the named executive officers acquired shares of the Company’s stock through exercise of options during the year ended December 29, 2024.
Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Company does not grant equity awards in anticipation of the release of material nonpublic information (“MNPI”) that is likely to result in changes to the price of our Class A Common Stock and does not time the public release of such information based on award grant dates. Equity awards are typically granted according to a predetermined schedule or based on an event such as the recipient’s appointment as an officer or director of our Company, to ensure consistency and avoid the appearance of timing based on MNPI. The Board of Directors and Compensation Committee do not consider MNPI when determining the timing of equity awards or in setting the terms of equity awards, such as grant size or vesting conditions. It is the Company’s policy not to time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During the last completed fiscal year, the Company did not make any equity awards to any person.
Director Compensation
The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that our directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors.

We pay each non-employee director serving on our Board of Directors $100,000 in annual cash compensation and an annual equity award of stock options to acquire 10,000 shares of our Class A Common Stock. The stock options issued to directors are awarded under our 2025 Incentive Compensation Plan. The non-employee director compensation policy may be amended, modified or terminated at any time by our Board of Directors or Compensation Committee.

The following table sets forth a summary of the compensation we paid or accrued to our directors for the fiscal year ended December 29, 2024. The compensation paid or accrued to director Joseph Hummel for 2024 is included in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)
Kenneth A. Anderson (2)	—	—	—	—
Lynne L. Collier (2)	—	—	—	—
James G. Ellis (2)	—	—	—	—
David Jobe (2)	—	—	—	—
Explanatory Notes:
(1)Amounts shown represent the grant date fair value calculated in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount are included in footnote 11 to the Company’s audited consolidated financial statements included in Part IV of this Annual Report.

(2) Mr. Anderson, Ms. Collier, Mr. Ellis and Mr. Jobe joined the Board of Directors in December 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, as of February 24, 2025, with respect to the beneficial ownership of our Class A Common Stock and our Class B Common Stock by:

●	each person known by us to beneficially own more than 5% of our Class A Common Stock or Class B Common Stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting power (if applicable) or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power (if applicable) or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of the effective date of the disclosure, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Twin Hospitality Group Inc., 5151 Belt Line Road, Suite 1200, Dallas, Texas, 75254. Each of the stockholders listed below has sole voting power (if applicable) and sole investment power with respect to the shares beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable.

As of February 24, 2025, there were issued and outstanding 47,298,271 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned		Percent of Total Voting Power
Name of beneficial owner	Number	%	Number	%
Greater than 5% Stockholders
FAT Brands Inc.	44,638,856	94.4%	2,870,000	100.0%	98.6%
Named Executive Officers and Directors
Joseph Hummel	—	*	—	*	†
Kenneth J. Kuick	16,722	*	—	*	†
Clay C. Mingus	—	*	—	*	†
Michael Locey	—	*	—	*	†
Kenneth J. Anderson	27,783	*	—	*	†
Lynne L. Collier	1,520	*	—	*	†
James Ellis	—	*	—	*	†
David Jobe	—	*	—	*	†
All directors and executive officers as a group (eight persons)	46,025	*	—	*	†

†	Represents less than 1% of the total voting power of our Common Stock.
*	Represents less than 1% of the number of outstanding shares of our Class A Common Stock or Class B Common Stock, as applicable.

Equity Compensation Plan Information

There were no outstanding equity awards for shares of Twin Hospitality Group Inc. as of December 29, 2024. Certain of the named executive officers received stock options issued by FAT Brands Inc. and are exercisable for FAT Brands Inc. stock. The following table sets forth information as of December 29, 2024 with respect to compensation plans under which equity securities that we have authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—
Effective January 15, 2025, the Board of Directors and our stockholders approved the Twin Hospitality Group Inc. 2025 Incentive Compensation Plan (our “2025 Incentive Compensation Plan”). Our 2025 Incentive Compensation Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, Twin Hospitality Group Inc. and its subsidiaries. Our 2025 Incentive Compensation Plan provides a maximum of 1,000,000 shares available for grant. As of December 29, 2024, no shares were granted under the Incentive Compensation Plan.
Effective January 15, 2025, the Board of Directors and our stockholders approved the Twin Hospitality Group Inc. Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan is an incentive compensation plan to assist the Company in motivating, retaining and rewarding high-quality executives and other key service providers to the Company in connection with the Spin-Off of the Company from FAT Brands Inc. as a standalone publicly-traded company. The Management Equity Plan is intended to provide one-time restricted stock unit grants to select executives and key service providers to align their interests with the interests of the Company’s stockholders. The Management Equity Plan provides a maximum of 4,742,346 shares available for grant. As of December 29, 2024, no shares were granted under the Management Equity Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation arrangements for our executive officers and directors, which are described above in the section entitled “Executive Compensation”, this section describes transactions, or series of related transactions, during our last three fiscal years or as currently proposed, to which we were a party or will be a party, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	any of our executive officers or directors, or the beneficial owners of 5% or more of the outstanding shares of any class of our Common Stock, or any members of the immediate family of, or any entity affiliated with, any such person, had or will have a direct or indirect material interest.

Historical Relationship Between the Twin Group and FAT Brands

The Twin Group was acquired by FAT Brands in October 2021, and prior to the Reorganization and the Spin-Off, the Twin Group was comprised of a number of companies that were wholly-owned subsidiaries of FAT Brands. Accordingly, prior to the Reorganization and the Spin-Off, we have operated as part of FAT Brands’ broader corporate organization.

Prior Securitization Management Agreement

In connection with the Prior Securitization Notes, the Top Tier Twin Subsidiary and FAT Brands entered into a management agreement (the “Prior Securitization Management Agreement”), pursuant to which FAT Brands, on behalf of the Top Tier Twin Subsidiary, was responsible for managing the assets securing the Prior Securitization Notes. Upon the completion of the call and redemption of all of the Prior Securitization Notes, the Prior Securitization Management Agreement was terminated.

Agreements Entered into with FAT Brands in Connection with the Reorganization

In connection with the Reorganization, we entered into the following agreements with FAT Brands that provide a framework for our ongoing relationship with FAT Brands.

Sale and Contribution Agreement

In connection with the Reorganization, on November 21, 2024, we entered into a Sale and Contribution Agreement with FAT Brands (the “Sale and Contribution Agreement”), pursuant to which (i) FAT Brands sold and assigned to us the equity interests in the Top Tier Twin Subsidiary equivalent to $1.0 million in fair value, in exchange for the payment by us to FAT Brands of $1.0 million, and (ii) FAT Brands contributed and assigned to us all of the remaining equity interests in the Top Tier Twin Subsidiary. Following such sale and contribution by FAT Brands to us of all of the outstanding equity interests in the Top Tier Twin Subsidiary pursuant to the Sale and Contribution Agreement, the Top Tier Twin Subsidiary, along with all of the other companies in the Twin Group, became direct or indirect wholly-owned subsidiaries of our Company.

Master Separation and Distribution Agreement

In connection with the Reorganization, on January 24, 2025, we entered into a Master Separation and Distribution Agreement with FAT Brands (the “Master Separation and Distribution Agreement”), which contains provisions relating to the Reorganization and the conduct of the Spin-Off and future transactions, and governs the relationship between our Company and FAT Brands following the Reorganization and the Spin-Off. Unless otherwise provided by specific provisions of the Master Separation and Distribution Agreement, the Master Separation and Distribution Agreement terminates on the date that is the five-year anniversary of the date upon which FAT Brands ceases to beneficially own at least 20% of the outstanding shares of our Common Stock. The provisions of the Master Separation and Distribution Agreement relating to our cooperation with FAT Brands in connection with future litigation survives seven years after the termination of the Master Separation and Distribution Agreement, the provisions relating to registration rights that we will provide to FAT Brands will survive in accordance with the terms described under “—Registration Rights” below, and the provisions relating to respective indemnification by our Company and FAT Brands, and certain other provisions, survives indefinitely. The following sets forth the key terms of the Master Separation and Distribution Agreement.

Share Exchange. Pursuant to the Master Separation and Distribution Agreement, on January 24, 2025, FAT Brands exchanged all 5,000 shares of Class A Common Stock that held (representing 100% of the issued and outstanding capital stock of our Company) for 47,298,271 shares of our Class A Common Stock and 2,870,000 shares of our Class B Common Stock, which were issued by us to FAT Brands.

The Spin-Off. Under the Master Separation and Distribution Agreement, we agreed to use our commercially reasonable efforts to satisfy certain conditions precedent to the completion of the Spin-Off, which included, among others, that FAT Brands be satisfied, in its sole discretion, that it will beneficially own at least 80.1% of our outstanding Common Stock immediately following the consummation of the Spin-Off, and that no order, injunction or decree issued by any court or agency of competent jurisdiction, or other legal restraint or prohibition, preventing the consummation of the Spin-Off or any other transactions contemplated by the Master Separation and Distribution Agreement will be in effect.

Registration Rights. The shares of our Class A Common Stock and Class B Common Stock held by FAT Brands immediately after the Spin-Off are deemed “restricted securities” (as defined in Rule 144 under the Securities Act), and as such, FAT Brands may only sell a limited number of such shares into the public markets without registration under the Securities Act. Therefore, under the Master Separation and Distribution Agreement, we agreed to provide to FAT Brands, after the date that is 180 days after the closing of the Spin-Off, certain registration rights to register the shares of our Class A Common Stock and Class B Common Stock held by it. At the request of FAT Brands, we will use our commercially reasonable efforts to register the shares of our Class A Common Stock and Class B Common Stock that are held by FAT Brands for public sale under the Securities Act on a registration statement on Form S-1 or any similar long form registration statement (“Long-Form Registration”), or on a registration statement on Form S-3 or any similar short form registration statement at such time we qualify to use such short from registration statement (“Short-Form Registration”). FAT Brands may request up to two Long-Form Registrations and up to two Short-Form Registrations in any calendar year, though no Long-Form Registrations may be requested after such time as we are eligible to use Form S-3 or any similar short form registration statement at such time. FAT Brands may also request that we file a resale shelf registration statement to register under the Securities Act the resale of all of its registrable shares after such time as we are eligible to use Form S-3 or any similar short form registration statement at such time. Additionally, we will also provide FAT Brands with “piggy-back” registration rights to include its shares of our Class A Common Stock and Class B Common Stock in future registrations under the Securities Act of offers and sales of our securities by us or others. FAT Brands may request up to three of these “piggy-back” registrations. FAT Brands’ registration rights will remain in effect until the earliest of the date on which the shares of our Class A Common Stock and Class B Common Stock held by FAT Brands (i) have been disposed of in accordance with an effective registration statement, (ii) have been distributed to the public in accordance with Rule 144 under the Securities Act, or may be sold without restriction pursuant to Rule 144, (iii) have been otherwise transferred to a non-affiliated entity, or (iv) have ceased to be outstanding. We have agreed to cooperate in these registrations and related offerings. All expenses payable in connection with such registrations will be paid by us, except that FAT Brands will pay all its own internal administrative, legal and similar costs and expenses, as well as the underwriting discounts and commissions applicable to the sale of its shares of our Class A Common Stock and Class B Common Stock in such registrations and related offerings.

Potential FAT Brands Distribution. Under the Master Separation and Distribution Agreement, we agreed to cooperate with FAT Brands, and at its request, to promptly take any and all actions reasonably necessary or desirable to effect the Potential FAT Brands Distribution. FAT Brands will determine, in its sole discretion, whether to proceed with the Potential FAT Brands Distribution, the timing of the Potential FAT Brands Distribution, and the form, structure and all other terms of any transaction to effect the Potential FAT Brands Distribution. The Potential FAT Brands Distribution may not occur at all. At any time prior to completion of the Potential FAT Brands Distribution, FAT Brands may decide to abandon the Potential FAT Brands Distribution, or may modify or change the terms of the Potential FAT Brands Distribution, which could have the effect of accelerating or delaying the timing of the Potential FAT Brands Distribution.

Anti-Dilution Option. Under the Master Separation and Distribution Agreement, we granted FAT Brands a continuing right to purchase from us shares of our Class A Common Stock as is necessary for FAT Brands to maintain an aggregate ownership interest of our Common Stock representing at least 80.1% of the outstanding shares of our Common Stock or at least 80.1% of the outstanding shares of our Class A Common Stock (the “Anti-Dilution Option”). The Anti-Dilution Option may be exercised by FAT Brands in connection with any issuance by us of shares of our Class A Common Stock. If we sell and issue shares of our Class A Common Stock for cash consideration, and if FAT Brands exercises the Anti-Dilution Option, FAT Brands will pay a price per share of Class A Common Stock equal to the closing price of our Class A Common Stock as quoted on the Nasdaq Global Market on the date such offering is publicly announced (or the next business day if such offering is publicly announced after the close of trading on the Nasdaq Global Market). If we (i) issue shares of our Class A Common Stock pursuant to any stock option or other equity incentive award, or (ii) sell and issue shares of our Class A Common Stock for consideration other than cash, and if FAT Brands exercises the Anti-Dilution Option, FAT Brands will pay a price per share of Class A Common Stock equal to the closing price of our Class A Common Stock as quoted on the Nasdaq Global Market on the date of such issuance (which triggered the Anti-Dilution Option). The Anti-Dilution Option will terminate on the date that the Potential FAT Brands Distribution is completed.

Indemnification. Under the Master Separation and Distribution Agreement, we and FAT Brands have cross-indemnities that generally place on us and our subsidiaries the financial responsibility for all liabilities associated with the historical and current businesses and operations of the Twin Group, and generally place on FAT Brands the financial responsibility for liabilities associated with all of FAT Brands’ other historical and current businesses and operations (not including the businesses and operations of the Twin Group), in each case regardless of the time such liabilities arise. Each of our Company and FAT Brands also agreed to indemnify the other with respect to any breaches of the Master Separation and Distribution Agreement and the Tax Matters Agreement.

We will indemnify FAT Brands against liabilities arising from misstatements or omissions of material fact in this Information Statement or in the Registration Statement on Form 10, of which this Information Statement is a part, except for misstatements or omissions of material fact with respect to information that FAT Brands provided to us specifically for inclusion in this Information Statement or the Registration Statement on Form 10, of which this Information Statement is a part. We will also indemnify FAT Brands against liabilities arising from any misstatements or omissions of material fact in our subsequent SEC filings, and with respect to information we provide to FAT Brands specifically for inclusion in FAT Brands’ SEC filings following the completion of the Spin-Off, but only to the extent that such information pertains to us or our business, FAT Brands provides us with prior written notice that such information will be included in its SEC filings, and the liability does not result from any action or inaction by FAT Brands.

FAT Brands will indemnify us for liabilities arising from misstatements or omissions of material fact with respect to information that FAT Brands provided to us specifically for inclusion in this Information Statement or the Registration Statement on Form 10, of which this Information Statement is a part, to the extent that such information pertains to FAT Brands or its business. FAT Brands will also indemnify us against liabilities arising from information that FAT Brands provides to us specifically for inclusion in our SEC filings following the completion of the Spin-Off, but only to the extent that such information pertains to FAT Brands or its business, we provide FAT Brands with prior written notice that such information will be included in our SEC filings, and the liability does not result from any action or inaction by us.

Release. The Master Separation and Distribution Agreement contains a general release for liabilities arising from events occurring on or before the time of the Spin-Off (the “Release”). Under the Release, we will release FAT Brands, its subsidiaries, and each of their respective directors, officers and employees, and FAT Brands will release us, our subsidiaries, and each of our respective directors, officers and employees, from any liabilities arising from past events between us on the one hand, and FAT Brands on the other hand, occurring on or before the time of the Spin-Off, including in connection with the activities to implement and effect the Spin-Off. The Release does not apply to liabilities allocated between the parties under the Master Separation and Distribution Agreement or the Tax Matters Agreement, or to other ongoing contractual arrangements.

Financial, Accounting, and other Information. Under the Master Separation and Distribution Agreement, we agreed to use our commercially reasonable efforts to enable our auditors to complete a sufficient portion of our audit, and to provide on a timely basis to FAT Brands any and all financial and other information that FAT Brands may need to in connection with the preparation of its annual and quarterly financial statements.

Non-Solicitation. Under the Master Separation and Distribution Agreement, for a period of two years following the completion of the Spin-Off, we and FAT Brands agreed not to, directly or indirectly, solicit the other’s active employees without the prior consent by the other.

Board Observer Rights. Under the Master Separation and Distribution Agreement, for so long as FAT Brands or its affiliates beneficially owns at least 10% of the outstanding shares of our Class A Common Stock or Class B Common Stock, FAT Brands will have the right to appoint two individuals (the “Board Observers”) to observe and participate in meetings of our Board of Directors, provided, however, that the Board Observers will not have any voting rights. The Board Observers will have the right to attend all meetings, including telephonically or through other means of communication, of our Board of Directors, any committees thereof, or any board or any committees thereof of any of our subsidiaries, as applicable.

Notifiable Transactions. Under the Master Separation and Distribution Agreement, FAT Brands agreed to use its commercially reasonable efforts to provide advance notice to our Board of Directors in the event that FAT Brands intends to pursue a transaction (even if no such transaction is imminent or probable at such time) that is reasonably expected to cause FAT Brands’ beneficial ownership of our outstanding Common Stock to fall below 50%.

Expenses. The Master Separation and Distribution Agreement provides that (i) all costs and expenses of the respective parties which are capitalizable in accordance with GAAP and applicable SEC rules in connection with the Spin-Off will be payable by us, and (ii) all costs and expenses of the respective parties incurred prior to or upon the consummation of the Spin-Off and which are not capitalizable in accordance with GAAP and applicable SEC rules, and all costs and expenses of the parties in connection with any matter not relating to the Spin-Off, will be payable by the party which is the primary beneficiary of the relevant services (as reasonably agreed between the parties), and any shared costs and expenses of the parties will be apportioned between the parties in such proportions as may be reasonably agreed between the parties.

Tax Matters Agreement

In connection with the Reorganization, on January 24, 2025, we entered into a tax matters agreement with FAT Brands (the “Tax Matters Agreement”). The Tax Matters Agreement will govern our and FAT Brands’ respective rights, responsibilities and obligations with respect to certain tax matters (including tax liabilities, tax attributes, tax returns, and tax audits).

Prior to the Reorganization, the income, assets and operations of each member of the Twin Group (excluding Barbeque Integrated, Inc.) were included in the income tax returns filed by FAT Brands’ consolidated group for U.S. federal income tax purposes (the “FAT Brands Consolidated Group”) as disregarded entities of FAT Brands, and Barbeque Integrated, Inc. was included in the FAT Brands Consolidated Group after FAT Brands acquired Barbeque Integrated, Inc. in September 2023. Following the Reorganization, the Twin Group, including Barbeque Integrated, Inc., were, and, if FAT Brands maintains an aggregate ownership of our Common Stock representing at least 80% of our Common Stock, will continue to be, included in the FAT Brands Consolidated Group, as well as in certain other consolidated, combined or unitary groups that include FAT Brands and/or certain of its subsidiaries (each such group, a “FAT Brands Tax Group”). Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for the tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of such consolidated, combined or unitary group. Accordingly, although the Tax Matters Agreement allocates tax liabilities between us and FAT Brands, for any period in which any member of the Twin Group was included in the FAT Brands Consolidated Group or any FAT Brands Tax Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the FAT Brands Consolidated Group or any FAT Brands Tax Group, as the case may be.

Under the Tax Matters Agreement, we will generally make payments to FAT Brands such that, with respect to tax returns for any taxable period in which any of the Twin Group are included in the FAT Brands Consolidated Group or any FAT Brands Tax Group, the amount of taxes to be paid by us will be determined by computing the excess (if any) of any taxes due on any such tax return over the amount that would otherwise be due if such return were recomputed by excluding the Twin Group. We will be responsible for any taxes with respect to tax returns that include only the Twin Group.

The Tax Matters Agreement provides that FAT Brands will generally have the right to control audits or other tax proceedings with respect to any tax returns of the FAT Brands Consolidated Group or a FAT Brands Tax Group. We will generally have the right to control any audits or other tax proceedings with respect to tax returns that include only the Twin Group, provided that, as long as FAT Brands is required to consolidate the results of operations and financial position of the Twin Group in its financial statements, FAT Brands will have certain oversight and participation rights with respect to such audits or other tax proceedings.

As of the date of this Information Statement, FAT Brands has advised us that it does not have a definite present plan to undertake the Potential FAT Brands Distribution. However, because FAT Brands intends to retain the ability to engage in the Potential FAT Brands Distribution in the future, the Tax Matters Agreement also addresses our and FAT Brands’ respective rights, responsibilities and obligations with respect to the Potential FAT Brands Distribution. If FAT Brands were to decide to undertake the Potential FAT Brands Distribution, we have agreed to cooperate with FAT Brands and to take any and all actions reasonably requested by FAT Brands in connection with the Potential FAT Brands Distribution. We have also agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude FAT Brands’ ability to undertake the Potential FAT Brands Distribution, or result in the Potential FAT Brands Distribution failing to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 355 of the Code. In the event that FAT Brands completes the Potential FAT Brands Distribution, we have agreed not to take certain actions, during the two-year period following the Potential FAT Brands Distribution, that are designed to preserve the tax-free nature of the Potential FAT Brands Distribution for U.S. federal income tax purposes. Specifically, during such period, except in specific circumstances, we and our subsidiaries generally would be prohibited from taking the following actions without first obtaining the opinion of tax counsel or an IRS ruling to the effect that such actions will not result in the Potential FAT Brands Distribution failing to qualify as a tax-free spin-off: (i) ceasing to conduct our business, (ii) entering into certain transactions pursuant to which all or a portion of the shares of our Common Stock or certain of our and our subsidiaries’ assets would be acquired, (iii) liquidating, merging or consolidating with any other person, (iv) issuing equity securities beyond certain thresholds, (v) repurchasing our shares other than in certain open-market transactions, (vi) amending our Amended and Restated Certificate of Incorporation or taking any other action that would affect the voting rights of our capital stock, or (vii) taking or failing to take any other action that would be reasonably likely to cause the Potential FAT Brands Distribution to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes. Additionally, we generally will be responsible for, among other things, (a) any taxes resulting from the failure of the Potential FAT Brands Distribution to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us, or certain transactions involving us following the Potential FAT Brands Distribution, and (b) a percentage of such taxes to the extent such taxes are not attributable to, or do not result from, any action or failure to act by either us or FAT Brands.

Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation includes provisions limiting the liability of our directors and officers, and our Amended and Restated Bylaws provide that we will indemnify each of our directors and executive officers to the fullest extent permitted under Delaware law. Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws also provide our Board of Directors with discretion to indemnify our other officers, employees, and agents when determined appropriate by our Board of Directors. Additionally, we have entered or will enter into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them in certain circumstances.

Related Party Transactions Policies and Procedures

In connection with the Reorganization, we adopted a written Related Person Transaction Policy (the “Related Person Transaction Policy”), which sets forth our policies and procedures with respect to the review, approval, ratification and disclosure of all related person transactions. In accordance with the Related Person Transaction Policy, our Audit Committee has overall responsibility for implementation of, and compliance with, the Related Person Transaction Policy.

For purposes of the Related Person Transaction Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) we were, are or will be a participant, (ii) the amount involved exceeded, exceeds or will exceed $120,000, and (iii) any related person (as defined in the Related Person Transaction Policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from such employment relationship that has been reviewed and approved by our Board of Directors or our Compensation Committee, as applicable. A “related person” includes (a) our directors and executive officers, (b) any 5% beneficial owner of our voting securities, and (c) any immediate family member of the foregoing.

The Related Person Transaction Policy requires that notice of a proposed related person transaction be provided to a designated compliance officer prior to entry into such transaction. If the compliance officer determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the Related Person Transaction Policy, our Audit Committee may approve only those related person transactions that are in, or are not inconsistent with, the best interests of our Company and our stockholders. In reviewing and approving any related party transaction, our Audit Committee is tasked with considering all of the relevant facts and circumstances, including consideration of the various factors enumerated in the Related Person Transaction Policy.

The Related Person Transaction Policy also provides that our Audit Committee continue to review and monitor certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our and our stockholders’ best interests. Additionally, our Audit Committee makes periodic inquiries of directors and executive officers with respect to any potential related person transaction to which they may be a party or of which they may be aware.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Principal Accountants
Effective in October 2024, the Company engaged Macias Gini & O'Connell LLP ("MGO") to serve as the Company's independent registered public accounting firm for the fiscal year ending December 29, 2024. The decision to engage MGO was also approved by our Board of Directors. For the fiscal year ending December 31, 2023, CohnReznick LLP ("CohnReznick") served as our independent registered public accounting firm.
The aggregate accounting fees paid to MGO and CohnReznick for the years ended December 29, 2024 and December 31, 2023 are as follows (dollars in thousands):

	December 29, 2024	December 31, 2023
Audit fees	$120,705	$604,000
Audit related fees	$—	$319,000
Other fees	$—	$—
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that MGO and CohnReznick are independent. In addition, the Audit Committee pre-approves all work (and the related estimated fees) that is to be performed by our independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements
Twin Hospitality Group Inc.
(a)(2)    Financial Statement Schedules. All financial statement schedules have been omitted since the required information is either not applicable or not required, or has been included in the Financial Statements and related notes.
(a)(3)     Exhibits – See Exhibit Index immediately following the signatures page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Twin Hospitality Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Twin Hospitality Group Inc. and its subsidiaries (the Company) as of December 29, 2024, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2024.

Irvine, CA
February 28, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Twin Hospitality I, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Twin Hospitality I, LLC (formerly FAT Brands Twin Peaks I, LLC) (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the fiscal year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP
We have served as the Company’s auditor from October 2023 to September 2024.
Dallas, Texas
May 7, 2024

TWIN HOSPITALITY GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29, 2024	December 31, 2023
Assets
Current assets
Cash	$9,370	$4,491
Restricted cash	8,725	15,046
Accounts receivable, net	3,130	2,276
Other current assets	7,580	6,280
Total current assets	28,805	28,093

Non-current restricted cash	7,793	4,608
Operating lease right-of-use assets	143,628	169,355
Goodwill	117,185	117,159
Other intangible assets, net	166,751	169,728
Property and equipment, net	76,675	74,822
Other assets	1,609	1,817
Total assets	$542,446	$565,582

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$9,800	$9,487
Accrued expenses and other liabilities	23,335	25,677
Deferred income, current portion	3,954	1,118
Operating lease liability, current portion	7,450	21,585
Acquisition payable, current portion	—	3,000
Long-term debt, current portion	10,691	9,861
Total current liabilities	55,230	70,728

Deferred income, net of current portion	4,808	4,365
Deferred income tax liabilities, net	2,738	—
Operating lease liability, net of current portion	146,700	149,489
Long-term debt, net of current portion	405,007	334,020
Due to affiliates	10,458	18,013
Other liabilities	2,114	4,478
Total liabilities	627,055	581,093

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 29, 2024 and December 31, 2023	—	—

Class A and Class B common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value per share; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 5,000 shares issued and outstanding (Class A 5,000, Class B 0). Common stock and additional paid-in capital as of December 31, 2023: $0.0001 par value; 5,000 shares authorized (Class A 5,000, Class B 0); 5,000 shares issued and outstanding (Class A 5,000, Class B 0)	—	—
Accumulated deficit	(84,609)	—
Member’s (deficit) equity	—	(15,511)
Total stockholders’ deficit	(84,609)	(15,511)
Total liabilities and stockholders’ deficit	$542,446	$565,582

The accompanying notes are an integral part of these audited consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

For the Fiscal Years Ended December 29, 2024 and December 31, 2023

	2024	2023
Revenue
Restaurant sales	$320,211	$199,369
Franchise revenue	33,590	31,498
Total revenue	353,801	230,867

Costs and expenses
Restaurant operating costs
Food and beverage costs	87,414	53,512
Labor and benefits costs	103,234	64,024
Other operating costs	67,155	37,722
Occupancy costs	26,198	13,112
Advertising expense	19,751	16,792
Pre-Opening expense	1,632	1,136
General and administrative expense	33,232	19,252
Depreciation and amortization	23,515	12,377
Total costs and expenses	362,131	217,927

(Loss) income from operations	(8,330)	12,940

Other (expense) income, net
Interest expense	(46,137)	(29,714)
Net loss on extinguishment of debt	(2,353)	—
Other income, net	248	2,704
Total other expense, net	(48,242)	(27,010)

Loss before income tax provision (benefit)	(56,572)	(14,070)

Income tax provision (benefit)	(8,402)	(230)

Net loss	$(48,170)	$(13,840)
The accompanying notes are an integral part of these audited consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

For the Fiscal Year Ended December 29, 2024

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total
Balance at December 31, 2023	5,000	—	$—	$—	$19,916	$19,916	$(35,427)	$(15,511)
Net loss	—	—	—	—	—	—	(48,170)	(48,170)
Distribution to FAT Brands Inc.	—	—	—	—	(20,127)	(20,127)	(1,012)	(21,139)
Share-based compensation	—	—	—	—	211	211	—	211
Balance at December 29, 2024	5,000	—	$—	$—	$—	$—	$(84,609)	$(84,609)

TWIN HOSPITALITY GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT) EQUITY
(in thousands)

For the Fiscal Year Ended December 31, 2023

Member's (Deficit) Equity
Balance at December 25, 2022	$60,176
Distribution to FAT Brands Inc.	(93,993)
Contribution of Barbeque Integrated, Inc. from FAT Brands Inc.	31,834
Share-based compensation	312
Net loss	(13,840)
Balance at December 31, 2023	$(15,511)

The accompanying notes are an integral part of these audited consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Fiscal Years Ended December 29, 2024 and December 31, 2023

	2024	2023
Cash flows from operating activities
Net loss	$(48,170)	$(13,840)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	23,515	12,377
Share-based compensation	211	312
Change in operating right-of-use assets	6,916	(821)
Deferred income taxes	(8,248)	—
Accretion of loan fees and interest	11,846	4,861
Net loss on extinguishment of debt	2,353	—

Change in:
Accounts receivable	(854)	(246)
Other current assets	(1,300)	255
Other non-current assets	(13)	336
Accounts payable	313	171
Accrued expense and other liabilities	(2,342)	1,681
Deferred income	756	959
Other current and noncurrent liabilities	(19)	—
Total adjustments	33,134	19,885
Net cash (used in) provided by operating activities	(15,036)	6,045

Cash flows from investing activities
Proceeds from sale of property and equipment	4,635	9,259
Purchases of property and equipment	(25,139)	(23,873)
Net cash used in investing activities	(20,504)	(14,614)

Cash flows from financing activities
Proceeds from borrowings of long-term debt, net of issuance costs	415,728	9,405
Repayments of borrowings	(401,885)	(8,885)
Financing proceeds from affiliates	23,440	15,224
Net cash provided by financing activities	37,283	15,744

Net increase (decrease) in cash and restricted cash	1,743	7,175
Cash and restricted cash at beginning of the period	24,145	16,970
Cash and restricted cash at end of the period	$25,888	$24,145

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,840	$26,137
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Issuance and distribution of long-term debt to FAT Brands Inc.	$43,775	$93,994
Contribution of Barbeque Integrated Inc. from FAT Brands Inc.	$—	$31,834
The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
Twin Hospitality Group Inc. (the “Company”) is a leading franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of December 29, 2024, our total restaurant footprint consisted of 170 restaurants, of which 74 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 34 are domestic company-owned Twin Peaks restaurants and 55 are domestic company-owned Smokey Bones restaurants.
Each franchising subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.
We operate as one operating segment and our chief operating decision maker reviews operating results and performance for all company-owned and franchised locations together. Our revenues are derived from franchised Twin Peaks restaurants (comprised of royalties, franchise fees and advertising revenue) as well as sales of food and beverages at our Company-owned restaurant locations. The Company licenses the right to use the Twin Peaks brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.
Prior to November 21, 2024 as described below, our financial statements include Twin Hospitality I, LLC (formerly known as FAT Brands Twin Peaks I, LLC) and its consolidated subsidiaries (collectively, the “Twin Group”), which includes, after its acquisition by FAT Brands Inc. (“FAT Brands”) on September 25, 2023, Barbeque Integrated, Inc., which is the entity that owns Smokey Bones Bar & Fire Grill (“Smokey Bones”) and its consolidated subsidiaries. The only operations of Twin Hospitality Group are those of its wholly owned subsidiary Twin Hospitality I, LLC.
The Twin Group was acquired by FAT Brands in October 2021 and, prior to the Reorganization, the Twin Group was comprised of a number of companies that were wholly-owned subsidiaries of FAT Brands, with all of the outstanding equity interests in the Twin Group beneficially owned, directly or indirectly, by FAT Brands. In connection with the Spin-Off, we and FAT Brands completed a series of separation and reorganization transactions, as described below, whereby the Twin Group was transferred to Twin Hospitality Group Inc. The Company refers to these separation and reorganization transactions as the "Reorganization." The Reorganization included the following:
•On February 6, 2024, FAT Brands formed Twin Hospitality Group, as a Delaware corporation;
•In November 2024, FAT Brands Twin Peaks I, LLC, a Delaware limited liability company, filed an amendment to its certificate of formation to change its name to Twin Hospitality I, LLC, which is the top tier company in the Twin Group (“Top Tier Twin Subsidiary”); Note 12. Related Party Transactions
•On November 21, 2024, Twin Hospitality Group Inc. and FAT Brands entered into a Sale and Contribution Agreement, pursuant to which FAT Brands sold and contributed to the Company all of the equity interests in the Top Tier Twin Subsidiary, such that following such sale and contribution, the Top Tier Twin Subsidiary, along with all of the other companies in the Twin Group, became direct or indirect wholly-owned subsidiaries of Twin Hospitality Group Inc. (see Note 12 - Related Party Transactions);
•In November 2024, the Top Tier Twin Subsidiary called and redeemed all of the Prior Securitization Notes, using the net proceeds from the issuance of the new Twin Securitization Notes (see Note 8 - Debt);
•The Company filed an Amended and Restated Certificate of Incorporation, which authorized 100,000,000 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock;
•On January 24, 2025, the Company and FAT Brands entered into the Master Separation and Distribution Agreement, pursuant to which FAT Brands exchanged all 5,000 shares of Class A Common Stock that it held (representing 100% of the issued and outstanding capital stock of the Company) for 47,298,271 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock, which was issued by the Company to FAT Brand (see Note 12 - Related Party Transactions); and

•On January 24, 2025, the Company and FAT Brands entered into the Tax Matters Agreement (see Note 12 - Related Party Transactions).
Immediately following the Reorganization, the Company is a holding company directly owning all of the outstanding equity interests in the Top Tier Twin Subsidiary, and indirectly owning all of the outstanding equity interests in the other companies in the Twin Group, such that all of the companies in the Twin Group are direct or indirect wholly-owned subsidiaries of Twin Hospitality Group Inc.
Contribution of Barbeque Integrated, Inc. “Smokey Bones”
On September 25, 2023 (the “Acquisition Date,” FAT Brands Inc. completed their acquisition of Smokey Bones and on March 21, 2024 (the "Contribution Date") contributed all of the equity in Smokey Bones to the Company at FAT Brands' carry over basis. The contribution was non-taxable for federal income tax purposes. The Company retroactively recorded the contribution of Smokey Bones and consolidated the assets, liabilities and operating results since FAT Brands' acquisition date as required by the business combinations under common control guidance in ASC 805-850, Business Combinations - Related Issues. The net purchase price of FAT Brands for Smokey Bones was $31.8 million.
The allocation of the consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

Cash	$1.9
Accounts receivable, net of allowances	1.2
Other current assets	4.1
Operating lease right-of-use assets	109.6
Goodwill	12.0
Other intangible assets, net	8.8
Property and equipment, net	18.1
Other assets	1.8
Accounts payable	(3.6)
Accrued expenses and other liabilities	(12.5)
Operating lease liability, current portion	(4.0)
Operating lease liability, net of current portion	(105.6)
Total net identifiable assets	$31.8
On the contribution date, the approximate carrying values of current assets, total assets, current liabilities and total liabilities were $8.1 million, $154.4 million, $16.3 million and $127.4 million, respectively.
The identifiable intangible assets acquired in connection with the transaction are based on valuations performed by management and third-party experts. Identifiable intangible assets totaled $8.8 million in trademarks.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying audited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment.
The accompanying audited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature.
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years, as was the case in fiscal year 2023. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Fiscal year 2024 was a 52-week year and 2023 was a 53-week year.
Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Newly-acquired subsidiaries are included from the date of acquisition. Intercompany accounts have been eliminated in consolidation.
Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the determination of fair values of goodwill and other intangible assets, the allocation of basis between assets acquired, sold or retained, allowances for uncollectible notes receivable and accounts receivable, and the valuation allowance related to deferred tax assets. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Credit and depository risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Cash and cash equivalents balances are maintained in financial institutions, which at times exceed federally insured limits. The Company monitors the financial condition of these institutions and has not experienced losses on these accounts in the past. Management evaluates each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses.
Concentration Risk - 46% of the Company’s franchise revenue is derived from three franchisees.
Restricted cash – The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $8.7 million and $15.0 million as of December 29, 2024 and December 31, 2023, respectively. Noncurrent restricted cash of $7.8 million and $4.6 million as of December 29, 2024 and December 31, 2023, respectively, represents interest reserves required to be set aside for the duration of the securitized debt.
Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 29, 2024, December 31, 2023 and December 25, 2022, accounts receivable was stated net of an allowance for doubtful accounts of $—, $— and $1.9 million, respectively.
Impairment of Long-Lived Assets - Long-lived assets, which include property and equipment and operating lease right-of-use assets, are reviewed for impairment on a regular basis, in addition to whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset group. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations.
Leases - We currently lease all of our domestic Company-operated restaurants, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates. Upon the possession of a leased asset, we determine its classification as an operating or financing lease. All of our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases.
Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds is deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. Lease expense associated with rent escalation and contingent rental provisions is not material and is included within operating lease cost.
We calculate operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We measure the lease liability by discounting the future fixed contractual payments included in the lease agreement, using our incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less (“short-term lease”), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of up-front cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. In most cases, landlord incentives are received after we take possession of the property, as we meet required milestones during the construction of the property. We include these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.

Inventory – Inventories consist of food, beverages, supplies and small wares, and are stated at the lower of cost (weighted-average cost method) or net realizable value. Inventory costs are included in the line item “Other current assets” on the consolidated balance sheets.
Pre-Opening Costs - Pre-opening costs including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening.

Share-based compensation – The Parent has a stock option plan which provides for options to purchase shares of the Parent’s common stock. Options issued under the plan may have a variety of terms as determined by the Parent’s Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Parent. See Note 11 for more details on the Company’s share-based compensation expense.

Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). During 2022, the Company filed with the Internal Revenue Service (“IRS”) credits totaling $1.9 million and, in accordance with IAS 20, fully reserved the amounts claimed until such time when it was determined that the Company has reasonable assurance that the credits will be realized. During 2023, the Company received in cash from the IRS all of the credits claimed and recognized $1.9 million as other income in the 2023 consolidated statement of operations.

Goodwill and other intangible assets – Intangible assets are stated at the estimated fair value at the date of acquisition and include goodwill, trademarks, and franchise agreements. Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. All other intangible assets are amortized over their estimated weighted average useful lives, which range from nine to fourteen years. Management assesses potential impairments to goodwill at least annually at reporting unit level, or more frequently when there is evidence that events or changes in circumstances indicate that the carrying amount of goodwill may not be recovered. The Company performs the annual goodwill and indefinite-lived intangible assets impairment analysis as of the first day of the fourth quarter. The Company has a single reporting unit. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.
Property and Equipment, net - Property and Equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of our property and equipment typically range from three to seven years. Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. On an annual basis the Company assesses its property and equipment for impairment.
Fair value measurements - The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:
•Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
•Level 3 - Inputs are unobservable and reflect the Company’s own assumptions.
The Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP. None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis.
Income taxes – The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A valuation allowance is recognized when the realization of our deferred tax assets is expected to be less than our carrying amounts.
A two-step approach is utilized to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.
Earnings per share – Prior to the Spin-Off (see Note 10 - Stockholder's Equity), as a single member LLC, the Company did not compute or disclose earnings per share calculations. Beginning in fiscal 2025, the Company will report basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share.”
Revenue Recognition — Revenue consists of Company owned restaurant sales and franchise revenue (franchise fees, royalties, advertising revenue and management fees). Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Company owned restaurant revenue is recognized at the point in time when food and beverage products are sold. We present company restaurant sales net of sales-related taxes collected from customers and remitted to governmental taxing authorities.

The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which includes the transfer of the franchise license. The services provided by the Company are highly interrelated with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement on a straight-line basis. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees. Franchise fees recorded as deferred revenue to be recognized over the life of the franchise agreements were $5.0 million and $4.6 million at December 29, 2024 and December 31, 2023, respectively.

The franchise fee may be adjusted from time to time at management’s discretion and the adjusted franchise fee is included in franchise agreement modifications or renewal contracts. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with its development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized as non-refundable deposits.

In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from our franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

The Company requires advertising fee payments from franchisees based on a percent of net sales. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and the associated expense are recorded gross on the Company’s consolidated statements of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s consolidated balance sheets.

Deferred income pertains to gift cards that have been sold but not yet redeemed and earned awards under the Company’s loyalty program but not yet redeemed. Revenue is recognized when gift cards and loyalty rewards are redeemed by the customer. Breakage for unredeemed amounts is estimated based on historical experience and is recognized as revenue in proportion to the pattern of rights exercised by the customer. Gift card liability balance at December 29, 2024 and December 31, 2023 was $3.7 million and $3.4 million, respectively.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU No. 2023-07 for our annual financial statements for fiscal year 2024 and interim financial statements thereafter and have applied this standard retrospectively for all periods presented in the consolidated financial statements. See Note 14 for more details on the Company’s segment information.
Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting within annual reporting periods beginning after December 15, 2027. The update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company plans to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of this standard will impact certain of our income tax disclosures.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists primarily of real estate (including land, buildings and tenant improvements) and equipment.
As of December 29, 2024 and December 31, 2023, the Company’s gross carrying value of property and equipment and accumulated depreciation balances were (in millions):

	Total
	2024	2023
Real estate	$1.7	$4.8
Buildings and leasehold improvements	66.3	53.7
Furniture, fixtures and equipment	37.8	29.5
Construction in process	6.7	4.7
Total property and equipment, gross	112.5	92.7
Less: accumulated depreciation	(35.8)	(17.9)
Total property and equipment, net	$76.7	$74.8
Depreciation expense on property and equipment for the fiscal years ended December 29, 2024 and December 31, 2023 was $18.6 million and $10.1 million, respectively.
NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following table summarizes contract liabilities related to the franchise fees as of December 29, 2024 and December 31, 2023 (in thousands): As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The following table summarizes contract liabilities related to the franchise fees as of December 29, 2024 and December 31, 2023 (in thousands):

	December 29, 2024	December 31, 2023
Franchise fees liability at the beginning of the year	$4,582	$4,362
Revenue recognized	257	520
Franchise fees received during the period	700	740
Franchise fees liability at the end of the year	$5,025	$4,582
The following table presents disaggregated revenue by the method of recognition (in thousands):

	Twelve Months Ended
	December 29, 2024	December 31, 2023
Revenue recognized over time
Franchise fees	$257	$520
Revenue recognized at a point in time
Royalties	$20,487	$19,019
Advertising fees	10,243	9,548
Restaurant sales	320,211	199,369
Management fees and other income	2,603	2,411
Total	$353,544	$230,347

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table reflects the changes in carrying amounts of goodwill for the fiscal years ended December 29, 2024 and December 31, 2023 (in millions):

	December 29, 2024	December 31, 2023
Gross goodwill:
Balance, beginning of year	$117.2	$105.1
Acquired - Smokey Bones	—	12.1
Balance, end of year	117.2	117.2

Accumulated impairment:
Balance, beginning of year	—	—
Impairment	—	—
Balance, end of year	—	—

Net carrying value	$117.2	$117.2
When considering the available facts, assessments and judgments, the Company recorded no goodwill impairment charges for the fiscal years ended December 29, 2024 and December 31, 2023.
Other intangible assets consist primarily of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition. Franchise agreements are amortized over the useful life of the asset. Certain trademarks are considered to have an indefinite useful life and are not amortized.

Changes in Carrying Value of Other Intangible Assets
The changes in carrying value of other intangible assets for the fiscal years ended December 29, 2024 and December 31, 2023 are as follows (in millions):

	Amortizing		Non-Amortizing		Total
	2024	2023	2024	2023	2024	2023
Balance, beginning of year	$32.9	$26.1	$136.8	$136.8	$169.7	$162.9
Acquisition - Smokey Bones	—	8.8	—	—	—	8.8
Repurchased franchise right	—	0.3	—	—	—	0.3
Amortization expense	(2.9)	(2.3)	—	—	(2.9)	(2.3)
Impairments	—	—	—	—	—	—
Balance, end of year	$30.0	$32.9	$136.8	$136.8	$166.8	$169.7
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets
The carrying value of amortizing other intangible assets is as follows as of December 29, 2024 and December 31, 2023 (in millions):

	December 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$28.2	$(6.5)	$21.7	$28.2	$(4.7)	$23.5
Trademarks	8.8	(1.2)	7.6	8.8	(0.2)	8.6
Other	0.9	(0.2)	0.7	0.9	(0.1)	0.8
Balance, end of year	$37.9	$(7.9)	$30.0	$37.9	$(5.0)	$32.9
The Company recorded no impairment of other intangible assets for the fiscal years ended December 29, 2024 and December 31, 2023.
Amortization expense for the fiscal years ended December 29, 2024 and December 31, 2023 was $2.9 million and $2.3 million, respectively.
The expected future amortization of the Company’s amortizable intangible assets is as follows (in millions):

Fiscal year:
2025	$2.9
2026	2.9
2027	2.9
2028	2.9
2029	2.9
Thereafter	15.5
Total	$30.0

NOTE 6. ACCRUED EXPENSES
Accrued expenses consist of the following (in millions):

	December 29, 2024	December 31, 2023
Accrued interest	$3.7	6.1
Payroll and payroll related	5.9	6.2
Sales and beverage taxes payable	2.1	3.1
Property taxes payable	3.2	2.6
Accrued advertising	1.3	1.5
Other accrued expenses	7.1	6.2
Total	$23.3	$25.7

NOTE 7. LEASES
Operating Leases
As of December 29, 2024 and December 31, 2023, the Company had 98 and 96 operating leases for corporate offices and for certain owned restaurant properties, respectively. The leases have remaining terms ranging from 0.5 to 23.0 years. The Company recognized lease expense of $21.2 million and $10.5 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The weighted average remaining lease term of the operating leases as of December 29, 2024 was 16.6 years.
Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	December 29, 2024	December 31, 2023
Operating lease right-of-use assets	$141.9	$166.7
Operating lease liabilities	$152.5	$168.2
The operating lease right-of-use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 9.1% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of December 29, 2024, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
2025	$20.3
2026	19.7
2027	19.3
2028	17.3
2029	17.4
Thereafter	216.3
Total lease payments	310.3
Less imputed interest	157.8
Total	$152.5

Supplemental cash flow information for the fiscal years ended December 29, 2024 and December 31, 2023 related to leases is as follows (in millions):

	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$21.2	$6.5
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$4.1	$8.1

Financing Leases

On December 1, 2023, the Company executed a financing lease for restaurant equipment for two newly constructed corporate restaurants.

Financing lease right-of-use assets and financing lease liabilities as of December 29, 2024 and December 31, 2023 were as follows (in millions):

	2024	2023
Financing lease right-of-use assets	$1.8	$3.6
Financing lease liabilities	1.7	2.9

The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 8.3%, which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s financing lease liabilities as of December 29, 2024 including anticipated lease extensions are as follows (in millions):

Fiscal year:
2025	$1.8
Less imputed interest	0.1
Total	$1.7

Supplemental cash flow information for the fiscal years ended December 29, 2024 and December 31, 2023 related to leases is as follows (in millions):

	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$0.1	$0.1
Financing lease right-of-use assets obtained in exchange for new lease obligations:
Financing lease liabilities	$—	$3.6
Restaurant Properties Sale Leaseback Transactions
In the fourth quarter of 2023, we completed sale leaseback transactions of two newly constructed restaurant properties. The restaurant properties were sold at the construction cost resulting in proceeds of $9.3 million with no gain or loss. The initial term of the leases is 20 years and they have been accounted for as operating leases.

In the fourth quarter of 2024, we completed a sale leaseback transaction on a newly constructed restaurant property. The property was sold at the construction cost resulting in proceeds of $4.6 million with no gain or loss. The initial term of the lease is 20 years and is accounted for as an operating lease.

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

				December 29, 2024		December 31, 2023
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Face Value	Book Value
Twin Securitization Notes
Super Senior Debt	10/26/2054	10/25/2027	9.00%	$12.1	$12.0	$—	$—
Senior Debt	10/26/2054	10/25/2027	9.00%	269.3	265.5	—	—
Senior Subordinated Debt	10/26/2054	10/25/2027	10.00%	57.6	53.7	—	—
Subordinated Debt	10/26/2054	10/25/2027	11.00%	77.7	76.6	—	—

Prior Securitization Notes
Senior Debt	7/25/2051	1/25/2025	7.00%	—	—	198.0	193.7
Senior Subordinated Debt	7/25/2051	1/25/2025	9.00%	—	—	50.0	48.6
Subordinated Debt	7/25/2051	1/25/2025	10.00%	—	—	100.0	96.5
Total Securitized Debt				416.7	407.8	348.0	338.8

Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99% to 11.50%	4.7	4.7	1.9	1.9
Construction Loan III	12/28/2024	N/A	Prime + 1%	—	—	2.2	2.2
Construction Loan IV	10/1/2025	N/A	12.50%	3.2	3.2	—	—
Promissory Note	10/4/2024	N/A	5.30%	—	—	1.0	1.0
Total debt				$424.6	415.7	$353.1	343.9
Current portion of long-term debt					(10.7)		(9.9)
Long-term debt					$405.0		$334.0
Terms of Outstanding Debt
Securitization Notes

On October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, Twin Hospitality I, LLC (formerly FAT Twin Peaks I, LLC), the following three tranches of fixed rate secured notes: (i) $150.0 million aggregate principal amount of 7.00% Fixed Rate Senior Secured Notes, Class A-2 (“Prior Class A-2 Notes”), (ii) $50.0 million aggregate principal amount of Series 2021-1 9.00% Fixed Rate Senior Subordinated Secured Notes, Class B-2 (“Prior Class B-2 Notes”) and (iii) $50.0 million aggregate principal amount of Series 2021-1 10.00% Fixed Rate Subordinated Secured Notes, Class M-2 (“Prior Class M-2 Notes”) and collectively with the Prior A-2 Notes and the Prior B-2 Notes, the “Prior Securitization Notes.”
In September 2023, Twin Hospitality I, LLC issued an additional $48.0 million aggregate principal amount of Prior Class A-2 Notes and $50.0 million aggregate principal amount of Prior Class M-2 Notes to FAT Brands, pending sale to third party investors. FAT Brands subsequently sold the $48.0 million aggregate principal amount of Prior Class A-2 Notes and $12.3 million aggregate principal amount of the prior Class M-2 Notes, resulting in net proceeds of approximately $56.0 million, which consisted of the aggregate principal amount of $60.0 million, net of aggregate original issue discount and debt offering expenses of approximately $4.3 million, and such net proceeds were used by FAT Brands to fund its operations and for general corporate purposes.
In March 2024, Twin Hospitality I, LLC issued an additional $50.0 million aggregate principal amount of Prior Class A-2 Notes to FAT Brands, pending sale to third party investors. FAT Brands subsequently sold the $50.0 million aggregate principal amount of Prior Class A-2 Notes, resulting in net proceeds of approximately $47.0 million, which consisted of the aggregate principal amount of $50.0 million, net of aggregate original issue discount and debt offering expenses of approximately $2.9 million, and such net proceeds were used by FAT Brands to fund its operations and for general corporate purposes.
On November 21, 2024, Twin Hospitality I, LLC completed the issuance and sale in a private offering the following four tranches of fixed rate secured notes: (i) $12.0 million aggregate principal amount of 9.00% Fixed Rate Super Senior Notes, Class A-2-I, (ii) $269.3 million aggregate principal amount of 9.00% Fixed Rate Senior Notes, Class A-2-II, (iii) $57.6 million aggregate principal amount of 10.00% Fixed Rate Senior Subordinated Secured Notes, Class B-2 and (iv) $77.7 million aggregate principal amount of 11.00% Fixed Rate Subordinated Secured Notes, Class M-2, collectively the “Twin Securitization Notes.”
Net proceeds from the issuance and sale of the Twin Securitization Notes were $407.5 million, which consisted of the aggregate principal amount of $416.7 million, net of aggregate original issue discounts of $3.2 million and debt offering costs of $6.0 million. The net proceeds from the sale of the Twin Securitization Notes were used to redeem all of the Prior Securitization Notes, which included principal of $388.8 million and accrued interest of $2.3 million, with the remainder to be used for working capital and general corporate purposes. The Company recognized a loss on extinguishment of debt of $2.4 million.
The Prior Twin Peaks Securitization Notes were and the Twin Peaks Securitization Notes are generally secured by a security interest in substantially all the assets of Twin Hospitality I, LLC and its subsidiaries.
Terms and Debt Covenant Compliance
The Twin Securitization Notes require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis. The legal final maturity date of the Twin Securitization Notes is October 26, 2054; however, it is currently anticipated that, unless earlier prepaid to the extent permitted under the Base Indenture, the Twin Securitization Notes will be repaid on October 25, 2027 (the “Anticipated Repayment Date”). If the Twin Securitization Notes are not repaid or refinanced by the Anticipated Repayment Date, additional interest will accrue on the then outstanding balance of each class of the Twin Securitization Notes at a rate of 5.0% per annum. Each class of the Twin Securitization Notes may be prepaid in whole or in part on any business day; provided that optional prepayment made after the Anticipated Repayment Date must be applied first to Class A-2-I, second to Class A-2-II, third to Class B-2 and fourth to Class M-2 of the Twin Securitization Notes.
Additionally, pursuant to the Base Indenture, upon each “Qualified Equity Offering” (as defined in the Base Indenture), which is a public or private offering by Twin Hospitality Group Inc. of our common equity securities for cash, subject to certain limited exceptions, Twin Hospitality Group Inc. is required to deposit 75% of the net proceeds from such offering into a segregated, non-interest bearing trust account to be used towards the repayment of the Twin Securitization Notes, until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from our Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event (as defined in the Base Indenture) would occur, whereupon certain excess cash flows from our operations will be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes.
The material terms of the Twin Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) interest-only debt service coverage ratio and (iii) senior leverage ratio. As of December 29, 2024, the Company was in compliance with these covenants.
In connection with the issuance and sale of the Twin Securitization Notes, we entered into a letter agreement, pursuant to which Twin Hospitality Group Inc. agreed to issue to the holders of the Twin Securitization Notes warrants (the “Noteholders’ Warrants”) exercisable for the aggregate number of shares of our Class A Common Stock equal to 5.0% of the number of issued and outstanding shares of our Class A Common Stock at the time of the Spin-Off, which occurred on January 29, 2025. The Noteholders' Warrants will be exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance, at an exercise price of $0.01 per share.
Equipment Financing (Twin Peaks)
During 2022, one of our wholly-owned subsidiaries entered into certain equipment financing arrangements to borrow up to $1.0 million, the proceeds of which were used to purchase certain equipment for a company-owned restaurant that opened in 2022 and to retrofit certain existing company-owned restaurants with equipment (the “2022 Equipment Financings”). The 2022

Equipment Financings have maturity dates between May 5, 2027 and March 7, 2028 and bear interest at fixed rates between 7.99% and 8.49% per annum.

During 2023, one of our wholly-owned subsidiaries entered into certain equipment financing arrangements to borrow up to $1.4 million, the proceeds of which will be used to purchase certain equipment for a new company-owned restaurant (the “2023 Equipment Financing”). The 2023 Equipment Financing has maturity dates that are 48 months from the date of each draw, and bears interest at 11.5% per annum.

During 2024, one of our wholly-owned subsidiaries entered into certain equipment financing arrangements to borrow up to $4.2 million, the proceeds of which will be used to purchase certain equipment for three new company-owned Twin Peaks restaurants (“2024 Equipment Financing”). The 2024 Equipment Financing has maturity dates that are 48 months from the date of each draw, and bears interest at 11.5% per annum.

The 2022 Equipment Financings, the 2023 Equipment Financing, and the 2024 Equipment Financing are secured by certain equipment of such respective company-owned restaurants. As of December 29, 2024, the total outstanding principal amount under them on a collective basis was $4.7 million, and as of December 31, 2023, the total outstanding principal amount was $1.9 million.
Construction Loan Agreement (Twin Peaks)
On December 28, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.75 million, the proceeds of which will be used for a new corporate Twin Peaks in McKinney, TX (the “Construction Loan III”). The Construction Loan III has an initial maturity of December 28, 2024, with an optional 12-month extension, bearing interest at Wall Street Journal Prime plus 100 basis per year and is secured by land and building. The Construction Loan III was paid in full during the fourth quarter of 2024.
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. As of December 29, 2024, the total amount outstanding on this loan was $3.2 million.

Promissory Note (Twin Peaks)

On December 4, 2023, an indirect subsidiary of the Company purchased all member interest units of a joint venture entity for $1.3 million in the form of a $0.3 million cash payment and 10 equal monthly payments of $0.1 million beginning in January 2024. The $1.0 million promissory note bears interest of 5.3% and has a maturity of October 4, 2024. This promissory note was paid in full on its maturity date.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt
2025	$10.7
2026	10.3
2027	10.4
2028	9.5
2029	8.9

NOTE 9. INCOME TAXES
Components of the income tax (benefit) provision, net are as follows (in millions):

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred
Federal	(7.7)	(0.2)
State	(0.7)	—
	(8.4)	(0.2)
Total income tax (benefit) provision	$(8.4)	$(0.2)
Prior to November 21, 2024, with the exception of Barbeque Integrated, Inc., the Company operated under disregarded limited liability companies. As a result, the income taxes prior to November 21, 2024 relate solely to Barbeque Integrated, Inc.
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
Income tax (benefit) provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in millions):

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Tax benefit at statutory rate	$(11.9)	$(3.0)
State and local income taxes	(0.7)	—
State and federal valuation allowance	(1.7)	0.7
Flow-through income	7.0	2.4
Tax credits	(1.1)	(0.3)
Other	—	—
Total income tax provision	$(8.4)	$(0.2)
Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 29, 2024	December 31, 2023
Deferred Tax Assets:
Net federal and state operating loss carryforwards	$4.7	$3.4
Tax credits	20.3	—
Interest expense carryforward	1.7	0.6
Deferred revenue	0.4	—
Reserves and accruals	3.2	0.2
Share-based compensation	0.1	—
Operating lease liabilities	42.8	28.6
Fixed assets	—	0.6
Other	0.4	0.3
Total deferred tax assets	$73.6	$33.7
Valuation allowance	$(20.6)	$(3.6)
Deferred tax assets net of valuation allowance	53.0	30.1

Deferred Tax Liabilities:
Intangibles	(11.2)	(2.2)
Fixed assets	(2.0)	—
Operating lease right-of-use assets	(42.5)	(27.9)
Total deferred tax liabilities	(55.7)	(30.1)
Net deferred tax liability	$(2.7)	$—
Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance decreased by $17.0 million during the fiscal year ended December 29, 2024 and the total valuation allowance recorded was $20.6 million and $3.6 million during the years ended December 29, 2024 and December 31, 2023, respectively.
The Company had federal net operating loss carryforwards (“NOLs”) of $18.7 million and $11.9 million as of December 29, 2024 and December 31, 2023, respectively. The Company’s State NOLs were $18.1 million and $12.6 million as of December 29, 2024 and December 31, 2023, respectively. The NOLs begin to expire in 2038. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management's belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitations for certain tax positions.
Barbeque Integrated, Inc. files Federal and state income tax returns. As of December 29, 2024, Barbeque Integrated, Inc.'s annual tax filings for the prior four years are open for audit by Federal and state tax agencies. Twin Hospitality Group, Inc. files Federal and state income tax returns. Twin Hospitality Group Inc.'s annual tax return for the period from November 21, 2024 to December 29, 2024 is open for audit by Federal and state tax agencies.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2024, the Company had no material uncertain tax positions and provisions for interest or penalties related to uncertain tax positions.

NOTE 10. STOCKHOLDERS’ EQUITY

On December 16, 2024, the Company filed its Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware, which among other things, authorized 100,000,000 shares of Class A Common Stock and 2,870,000 shares of Class B Common Stock.

The terms of the Amended Certificate require equal or better treatment for the Class A Common Stock to the Class B Common Stock in transactions such as distributions, mergers, dissolution or recapitalization. Generally, each holder of shares of Class A Common Stock shall be entitled to one vote for each share of Class A Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company, while each holder of shares of Class B Common Stock shall be entitled to 50 votes for each share of Class B Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The foregoing is qualified in its entirety by reference to the full text of the Amended Certificate, which is filed as Exhibit 3.1 to this Annual Report on Form 10-K and incorporated by reference herein.

On December 16, 2024, the Company filed its Amended and restated Bylaws (the “Amendment”), effective as of the same date. The Amendment revised the stockholder voting provisions of the Bylaws to reflect the dual class common stock structure adopted by the Company in December 2024. In addition, the Amendment revised the provisions in the Bylaws for stockholder voting by written consent and the procedure for fixing the size of the Board of Directors and made certain other conforming changes.

As of December 29, 2024, the total number of authorized shares of Class A and Class B Common Stock was 102,870,000. As of December 31, 2023, the total number of authorized shares of Class A Common Stock was 5,000. There were 5,000 shares of Class A Common Stock and no shares of Class B Common Stock outstanding at December 29, 2024 and December 31, 2023.
On January 29, 2025, FAT Brands Inc. completed the legal and structural separation of our Company from FAT Brands (the “Spin-Off”). In the Spin-Off, FAT Brands distributed on a pro rata basis to the FAT Brands Common Stockholders 2,659,415 of our Class A Common Stock with FAT Brands retaining the remaining 44,638,856 outstanding shares of our Class A Common Stock and 100% of the 2,870,000 outstanding shares of our Class B Common Stock. Following the Spin-Off, we are an independent publicly traded reporting company.
In connection with Spin-Off, the Company issued to the holders of the Twin Securitization Notes warrants exercisable for 2,364,913 shares of our Class A Common Stock. See Note 8, Debt, for further discussion.
NOTE 11. SHARE-BASED COMPENSATION

On November 16, 2021, FAT Brands Inc. granted certain employees of the Company 200,000 stock options exercisable for FAT Brands Inc. stock with an exercise price of $11.43. The options vest over a period of three years, with one-third of each grant vesting annually. The related compensation expense is recognized over the vesting period.

During 2024 and 2023, the Company recognized equity-based compensation expense in the amount of $0.2 million and $0.3 million, respectively, representing the allocation from our Parent of share-based compensation expense for grants to the Company’s employees. As of December 29, 2024, there is no share-based compensation expense relating to non-vested grants to be recognized.

The fair value on the date of grant was $1.2 million. The range of assumptions used in the Black-Scholes option pricing model to value the options granted on November 16, 2021 are as follows:

Expected dividend yield	4.6%
Expected volatility	88.8%
Risk-free interest rate	1.4%
Expected term (in years)	6.0
As of December 29, 2024, there were 200,000 options outstanding with a weighted average exercise price of $11.43.
Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. 2025 Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, Twin Hospitality Group Inc. and its subsidiaries. The Incentive Compensation Plan provides a maximum of 1,000,000 shares available for grant. As of December 29, 2024, no shares were granted under the Incentive Compensation Plan.

Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan is an incentive compensation plan to assist the Company in motivating, retaining and rewarding high-quality executives and other key service providers to the Company in connection with the Spin-Off of the Company from FAT Brands Inc. as a standalone publicly-traded company. The Management Equity Plan is intended to provide one-time restricted stock unit grants to select executives and key service providers to align their interests with the interests of the Company’s stockholders. The Management Equity Plan provides a maximum of 4,742,346 shares available for grant. As of December 29, 2024, no shares were granted under the Management Equity Plan.
NOTE 12. RELATED PARTY TRANSACTIONS

We may engage in transactions with other companies, owned or controlled by affiliates of our Parent in the normal course of business.

The Due to Affiliates represents the payable as of the end of the reporting period of advances (for capital expenditures or other working capital needs) received from the Parent or its affiliates and are settled in accordance with the legal and contractual restrictions governing transactions by and among the Parent’s consolidated entities. The outstanding balance at December 29, 2024 and December 31, 2023 was $10.5 million and $18.0 million, respectively.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is periodically involved in various claims and litigation in the normal course of business. While the Company estimates its exposure for these claims and establishes reserves for the estimated probable liabilities, the actual liabilities could be in excess of these reserves. The Company believes that the result of any potential claims will not have a material adverse effect on the Company’s financial condition.

In May 2024, FAT Brands Inc. (“FAT Brands” or the “Parent”) was informed that it was indicted by the U.S. Department of Justice (the “DOJ”) on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to its former CEO Andrew Wiederhorn in the amount of $2.65 million. These charges allege that FAT Brands, through its subsidiary Fatburger N.A., transferred approximately $0.6 million to Mr. Wiederhorn in the form of a personal loan on January 30, 2019, and lent approximately $2 million in 2020 to its former parent company Fog Cutter Capital Group Inc. (“FCCG”) which indirectly funded a personal loan from FCCG to Mr. Wiederhorn. The indictment also includes charges against Mr. Wiederhorn, FAT Brands’ former CFO, Rebecca Hershinger, and FAT Brands’ former tax advisor, William Amon, on violations of various federal tax and other laws related to loans from FCCG to Mr. Wiederhorn.

Also in May 2024, the SEC filed a complaint against FAT Brands, claiming violations of Section 17(a)(2) of the Securities Act of 1933; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) of the Securities Exchange Act of 1934; and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder. The SEC’s claims pertain principally to allegations that, for fiscal periods covering 2017 through 2020, FAT Brands failed to disclose certain related party transactions, failed to disclose the salaries of Mr. Wiederhorn’s adult children working at FAT Brands, failed to maintain proper books and records and internal accounting controls, made false or misleading statements regarding its liquidity and use of proceeds from certain transactions, and directly or indirectly extended credit to Mr. Wiederhorn in the form of a personal loan. The SEC’s complaint also names Mr. Wiederhorn, Ms. Hershinger, and FAT Brands’ SVP of Finance, Ron Roe, as defendants. The SEC is seeking injunctive relief, disgorgement, and civil monetary penalties.

The Parent intends to vigorously defend against such matters, which do not directly involve or allege any wrongdoing on the part of the Company.
Operating Leases (See Also Note 7)
Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Dallas TX comprising approximately 8,300 square feet under a lease expiring on April 30, 2025.

In addition we own and operate restaurant locations, substantially all of which are located in leased premises. As of December 29, 2024, we owned and operated 89 restaurant locations. The leases have remaining terms ranging from 0.5 to 23.0 years.

We believe that our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs. Additional information related to our operating leases are disclosed in Note 7.

NOTE 14. SEGMENT INFORMATION

As of December 29, 2024, the Company owned two restaurant brands, and our revenues are derived primarily from two sales channels, franchised restaurants and company-owned restaurants, which we aggregate and operate as one reportable operating segment as they contain similar products and services managed by the Company, and are economically similar, and share similar types of customers, production and distribution. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants.

Resources are allocated and performance is assessed by our Chief Executive Officer and Chief Financial Officer, whom we have determined to be our Chief Operating Decision Makers (the "CODM”). The CODMs regularly review and use the consolidated net loss on our audited consolidated statements of operations and total assets on our audited consolidated balance sheets as measurements in the annual budgeting and forecasting process and considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel. The CODMs use those measurements to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of our Company. The CODMs also use the same measurements for evaluating products and services pricing, and assessing the performance for the Company by comparing the results and return on assets with the prior periods. In addition, the CODMs use those same measurements as well in competitive analysis by benchmarking to our competitors. The competitive analysis is used in assessing performance of the segment and in establishing management’s compensation and determining the compensation of the Company’s employees.

The consolidated net loss includes significant expenses such as general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, advertising fees, interest expense, and income tax provision (benefit), which are regularly provided to and reviewed by the CODMs. Other segment items include impairment of goodwill and other intangible assets, refranchising loss, acquisition costs, net loss on extinguishment of debt, and other income, net.

Geographically, we have no assets in a foreign country that are significant enough to require separate disclosure. We have no single major customer representing greater than 10% of our total revenues.
NOTE 15. SUBSEQUENT EVENTS
The Company's registration statement on Form 10, as amended, related to the Spin-Off from FAT Brands Inc. was declared effective January 17, 2025 and the Company’s Class A Common Stock began trading on the Nasdaq Global Market on January 30, 2025.
In connection with the Spin-Off, we and FAT Brands entered into a master separation and distribution agreement, pursuant to which FAT Brands exchanged all 5,000 shares of our Class A Common Stock that it held (representing 100% of the issued and outstanding capital stock of our Company) for 47,298,271 shares of our Class A Common Stock and 2,870,000 shares of our Class B Common Stock.
On January 29, 2025, FAT Brands Inc. completed the legal and structural separation of our Company from FAT Brands (the “Spin-Off”). In the Spin-Off, FAT Brands distributed on a pro rata basis to the FAT Brands common stockholders 2,659,415 of our Class A Common Stock with FAT Brands retaining the remaining 44,638,856 outstanding shares of our Class A Common Stock and 100% of the 2,870,000 outstanding shares of our Class B Common Stock. Following the Spin-Off, we are an independent publicly traded reporting company.
In connection with Spin-Off, the Company issued to the holders of the Twin Securitization Notes warrants (the “Noteholder’s warrants”) exercisable for 2,364,913 shares of our Class A Common Stock exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance at an exercise price of $0.01 per share. See Note 8, Debt, for further discussion.

ITEM 16. FORM 10-K SUMMARY
None.
57

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Hospitality Group Inc.

Date: February 28, 2025	By:	/s/ Joseph Hummel
Joseph Hummel
Chief Executive Officer (Principal Executive Officer)
The undersigned directors and officers of Twin Hospitality Group Inc. do hereby constitute and appoint Joseph Hummel and Kenneth J. Kuick, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Name and Title

February 28, 2025	/s/ Joseph Hummel
Joseph Hummel
Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2025	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer (Principal Financial and Accounting Officer)

February 28, 2025	/s/ Kenneth J. Anderson
Kenneth J. Anderson, Director

February 28, 2025	/s/ Lynne Collier
Lynne Collier, Director

February 28, 2025	/s/ James Ellis
James Ellis, Director

February 28, 2025	/s/ David Jobe
David Jobe, Director

58

EXHIBITS

Exhibit Number	Description	Incorporated by Reference to			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Twin Hospitality Group Inc.	10-12B/A	3.1	12/17/2024
3.2	Amended and Restated Bylaws of Twin Hospitality Group Inc.	10-12B/A	3.2	12/17/2024
4.1	Form of Warrant Agreement	10-12B/A	4.1	12/9/2024
4.2	Description of Twin Hospitality Group Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Master Separation and Distribution Agreement by and between FAT Brands Inc. and Twin Hospitality Group Inc.	8-K	2.1	1/30/2025
10.2	Tax Matters Agreement by and between FAT Brands Inc. and Twin Hospitality Group Inc.	8-K	10.1	1/30/2025
10.3*	Twin Hospitality Group Inc. 2025 Incentive Compensation Plan	S-8	99.1	2/6/2025
10.4*	Form of Stock Option Agreement	S-8	99.2	2/6/2025
10.5*	Twin Hospitality Group Inc. Management Equity Plan	S-8	99.1	2/6/2025
10.6*	Form of Award Agreement	S-8	99.2	2/6/2025
10.7*	Form of Indemnification Agreement between Twin Hospitality Group Inc. and each of its directors and officers	10-12B/A	10.7	12/9/2024
10.8	Base Indenture dated as of November 21, 2024, by and between Twin Hospitality I, LLC, as issuer, and UMB Bank, N.A., as trustee and securities intermediary	10-12B/A	10.8	12/9/2024
10.9	Series 2024-1 Supplement to Base Indenture, dated as of November 21, 2024, by and between Twin Hospitality I, LLC, as issuer, and UMB Bank, N.A., as trustee and securities intermediary	10-12B/A	10.9	12/9/2024
10.10	Guarantee and Collateral Agreement, dated as of November 21, 2024, by and among the Guarantors party thereto (consisting of the subsidiaries of Twin Hospitality Group Inc.) in favor of UMB Bank, National Association, as trustee	10-12B/A	10.10	12/9/2024
10.11	Management Agreement, dated as of November 21, 2024, by and among Twin Hospitality I, LLC, as issuer, the other Securitization Entities party thereto from time to time, Twin Hospitality Group Inc., as manager, and UMB Bank, N.A., as trustee	10-12B/A	10.11	12/9/2024
10.12	Limited Guaranty, dated as of November 21, 2024, between Twin Hospitality Group Inc., as guarantor, and UMB Bank, N.A., as trustee	10-12B/A	10.12	12/9/2024
19.1	Twin Hospitality Group Inc. Insider Trading Policy				X
21.1	Significant Subsidiaries				X
59

23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (Furnished)

97.1	Twin Hospitality Group Inc. Executive Officer Clawback Policy	X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X (Furnished)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X (Furnished)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X (Furnished)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X (Furnished)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X (Furnished)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
•Indicates management contract or compensatory plan or arrangement.
60