Form 10-Q
period 2025-03-30
Twin Hospitality Group Inc.
filed 2025-05-09
CIK 2011954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-42395

Twin Hospitality Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-1232362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of May 6, 2025, there were 47,298,271 shares of Class A common stock and 2,870,000 shares of Class B common stock outstanding.

TWIN HOSPITALITY GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
March 30, 2025

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 30, 2025	December 29, 2024
Assets		Audited
Current assets
Cash	$7,155	$9,370
Restricted cash	13,511	8,725
Accounts receivable, net	2,051	3,130
Other current assets	12,845	7,580
Total current assets	35,562	28,805

Non-current restricted cash	7,624	7,793
Operating lease right-of-use assets	144,990	143,628
Goodwill	117,184	117,185
Other intangible assets, net	166,020	166,751
Property and equipment, net	71,375	76,675
Other assets	1,468	1,609
Total assets	$544,223	$542,446

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$9,401	$9,800
Accrued expenses and other liabilities	27,339	23,335
Deferred income, current portion	3,314	3,954
Operating lease liability, current portion	6,362	7,450
Long-term debt, current portion	10,165	10,691
Total current liabilities	56,581	55,230

Deferred income, net of current portion	4,742	4,808
Deferred income tax liabilities, net	2,935	2,738
Operating lease liability, net of current portion	150,071	146,700
Long-term debt, net of current portion	402,831	405,007
Due to affiliates	26,789	10,458
Other liabilities	2,128	2,114
Total liabilities	646,077	627,055

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 30, 2025 and December 29, 2024	—	—

Class A and Class B common stock and additional paid-in capital as of March 30, 2025: $0.0001 par value per share; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 50,168,271 shares issued and outstanding (Class A 47,298,271, Class B 2,870,000). Common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 5,000 shares issued and outstanding (Class A 5,000, Class B 0)	—	—
Accumulated deficit	(101,854)	(84,609)
Total stockholders’ deficit	(101,854)	(84,609)
Total liabilities and stockholders’ deficit	$544,223	$542,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024

Revenue
Restaurant sales	$78,403	$83,289
Franchise revenue	8,702	8,772
Total revenue	87,105	92,061

Costs and expenses
Restaurant operating costs
Food and beverage costs	21,234	22,392
Labor and benefits costs	25,252	26,609
Other operating costs	16,845	16,359
Occupancy costs	6,326	6,634
Advertising expense	5,079	5,967
Pre-Opening expense	517	28
General and administrative expense	6,814	6,992
Depreciation and amortization	6,094	5,746
Total costs and expenses	88,161	90,727

(Loss) income from operations	(1,056)	1,334

Other (expense) income, net
Interest expense	(10,822)	(10,408)
Other income, net	31	(68)
Total other expense, net	(10,791)	(10,476)

Loss before income tax provision	(11,847)	(9,142)

Income tax provision	265	79

Net loss	$(12,112)	$(9,221)

Basic and diluted loss per common share	$(0.26)
Basic and diluted weighted average shares outstanding	47,298,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirteen Weeks Ended March 30, 2025

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at December 29, 2024	5,000	—	$—	$—	$—	$—	$(84,609)	$(84,609)
Net loss	—	—	—	—	—	—	(12,112)	(12,112)
Exchange of Common Stock by FAT Brands Inc.	47,293,271	2,870,000	5	—	(5)	—	—	—
Contribution from (distribution to) FAT Brands Inc., net	—	—	—	—	5	5	(5,138)	(5,133)
Balance at March 30, 2025	47,298,271	2,870,000	$5	$—	$—	$5	$(101,859)	$(101,854)
For the Thirteen Weeks Ended March 31, 2024

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at December 31, 2023	5,000	—	$—	$—	$19,916	$19,916	$(35,427)	$(15,511)
Net loss	—	—	—	—	—	—	(9,221)	(9,221)
Distribution to FAT Brands Inc., net	—	—	—	—	(20,017)	(20,017)	(24,952)	(44,969)
Share-based compensation	—	—	—	—	101	101	—	101
Balance at March 31, 2024	5,000	—	$—	$—	$—	$—	$(69,600)	$(69,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Thirteen Weeks Ended March 30, 2025 and March 31, 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(12,112)	$(9,221)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,094	5,746
Share-based compensation	—	101
Operating lease assets and liabilities	450	1,451
Deferred income taxes	265	—
Accretion of loan fees and interest	789	2,421

Change in:
Accounts receivable	1,079	310
Other current assets	(5,265)	(1,122)
Other non-current assets	143	106
Accounts payable	(399)	(2,258)
Accrued expenses and other liabilities	3,934	(1,760)
Deferred income	(706)	(157)
Other current and non-current liabilities	(11)	644
Total adjustments	6,373	5,482
Net cash used in operating activities	(5,739)	(3,739)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4,432	—
Purchases of property and equipment	(3,998)	(3,663)
Net cash provided by (used in) investing activities	434	(3,663)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	405
Repayments of borrowings	(3,491)	(2,143)
Financing proceeds from affiliates	11,198	12,189
Net cash provided by financing activities	7,707	10,451

Net increase in cash and restricted cash	2,402	3,049
Cash and restricted cash at beginning of the period	25,888	24,145
Cash and restricted cash at end of the period	$28,290	$27,194

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,199	$8,031
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
Twin Hospitality Group Inc. (the “Company”) is a leading franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of March 30, 2025, our total restaurant footprint consisted of 171 restaurants, of which 74 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 35 are domestic company-owned Twin Peaks restaurants and 55 are domestic company-owned Smokey Bones restaurants.
The Company licenses the right to use the Twin Peaks brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the Company is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the Company will also provide advice and written materials concerning techniques of managing and operating the restaurants.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2023 Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 28, 2025.
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every five or six years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.
Use of estimates in the preparation of the condensed consolidated financial statements – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of goodwill and other intangible assets and allowances for uncollectible notes receivable and accounts receivable. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentration Risk - 46.0% of the Company's franchise revenue is derived from three franchisees.
Restricted Cash - The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $13.5 million as of March 30, 2025. Non-current restricted cash of $7.6 million as of March 30, 2025 includes interest reserves required to be set aside for the duration of the Securitized Debt.

Earnings per Share - Prior to the Spin-Off (see Note 11, Common Stock), as a single member LLC, the Company did not compute or disclose earnings per share calculations. Beginning in fiscal 2025, the Company reports basic and diluted earnings per loss.
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

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	March 30, 2025	December 29, 2024
Real estate	$—	$1.7
Buildings and leasehold improvements	68.4	66.3
Furniture, fixtures and equipment	39.7	37.8
Construction in process	3.9	6.7
Total property and equipment, gross	112.0	112.5
Less: accumulated depreciation	(40.7)	(35.8)
Total property and equipment, net	$71.4	$76.7
Depreciation expense during the thirteen weeks ended March 30, 2025 and March 31, 2024 was $4.9 million and $4.5 million, respectively.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following table summarizes contract liabilities related to the franchise fees as of March 30, 2025 and March 31, 2024 (in thousands). As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.

	March 30, 2025	March 31, 2024
Franchise fees liability at the beginning of the year	$5,025	$4,582
Revenue recognized	73	19
Franchise fees received during the period	25	225
Franchise fees liability at the end of the period	$4,977	$4,788
The following table presents disaggregated revenue by the method of recognition (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Revenue recognized over time
Franchise fees	$73	$19
Revenue recognized at a point in time
Royalties	$5,185	$4,976
Advertising fees	2,592	2,489
Restaurant sales	78,403	83,289
Management fees and other income	852	1,288
Total	$87,032	$92,042

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 29, 2024	$30.0	$117.2	$136.8
Amortization	(0.7)	—	—
March 30, 2025	$29.3	$117.2	$136.8
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	March 30, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$28.2	$(7.1)	$21.1	$28.2	$(6.5)	$21.7
Trademarks	8.8	(1.3)	7.5	8.8	(1.2)	7.6
Other	0.9	(0.2)	0.7	0.9	(0.2)	0.7
	$37.9	$(8.6)	$29.3	$37.9	$(7.9)	$30.0
Other intangible assets consist primarily of trademarks and franchise agreements that were classified as intangible assets at the time of the brands' acquisition. Franchise agreements are amortized over the useful life of the asset. Certain trademarks are considered to have an indefinite useful life and are not amortized.
Amortization expense for the thirteen weeks ended March 30, 2025 and March 31, 2024 was $0.7 million.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2025	$2.2
2026	2.9
2027	2.9
2028	2.9
2029	2.9
Thereafter	15.5
Total	$29.3
NOTE 6. ACCRUED EXPENSES
Accrued expenses consist of the following (in millions):

	March 30, 2025	December 29, 2024
Accrued interest	$6.5	3.7
Payroll and payroll related	8.4	5.9
Sales and beverage taxes payable	2.4	2.1
Property taxes payable	1.9	3.2
Accrued advertising	1.0	1.3
Other accrued expenses	7.1	7.1
Total	$27.3	$23.3

NOTE 7. LEASES
Operating Leases
As of March 30, 2025 and December 29, 2024, the Company had 99 and 98 operating leases for corporate offices and for certain owned restaurant properties, respectively. The leases have remaining terms ranging from 0.5 years to 22.8 years. The Company recognized lease expense of $5.3 million for the 13 weeks ended ended March 30, 2025 and March 31, 2024. The weighted average remaining lease term of the operating leases as of March 30, 2025 was 15.4 years.
Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	March 30, 2025	December 29, 2024
Operating lease right-of-use assets	$143.7	$141.9
Operating lease liabilities	$155.1	$152.5
The operating lease right-of-use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 9.07% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of March 30, 2025, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2025	$15.3
2026	19.8
2027	19.4
2028	16.9
2029	17.1
Thereafter	213.3
Total lease payments	301.8
Less: imputed interest	146.7
Total	$155.1
Supplemental cash flow information for the 13 weeks ended ended March 30, 2025 and March 31, 2024 related to leases is as follows (in millions):

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$5.2	$6.5
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$7.7	$8.1

Financing Leases

On December 1, 2023, the Company executed a financing lease for restaurant equipment for two newly constructed corporate restaurants.

Financing lease right-of-use assets and financing lease liabilities as of March 30, 2025 and December 29, 2024 were as follows (in millions):

	March 30, 2025	December 29, 2024
Financing lease right-of-use assets	$1.3	$1.8
Financing lease liabilities	1.3	1.7

The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 8.3%, which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s financing lease liabilities as of March 30, 2025 including anticipated lease extensions are as follows (in millions):

Fiscal year:
Remainder of 2025	$1.3
Less imputed interest	—
Total	$1.3

Supplemental cash flow information for the 13 weeks ended ended March 30, 2025 and March 31, 2024 related to leases is as follows (in millions):

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$0.4	$0.4
Restaurant Properties Sale Leaseback
In the first quarter of 2025, we completed the sale leaseback of one newly constructed restaurant property. The restaurant property was sold at the construction cost resulting in proceeds of $4.4 million with no gain or loss. The initial term of the lease is 20 years and is accounted for as an operating lease.

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

				March 30, 2025		December 29, 2024
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Face Value	Book Value
Twin Securitization Notes
Super Senior Debt	10/26/2054	10/25/2027	9.00%	$12.1	$12.0	$12.1	$12.0
Senior Debt	10/26/2054	10/25/2027	9.00%	269.3	265.8	269.3	265.5
Senior Subordinated Debt	10/26/2054	10/25/2027	10.00%	57.6	54.0	57.6	53.7
Subordinated Debt	10/26/2054	10/25/2027	11.00%	77.7	76.7	77.7	76.6
Total Securitized Debt				416.7	408.6	416.7	407.8

Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99%-11.50%	4.4	4.4	4.7	4.7
Construction Loan IV	10/1/2025	N/A	12.50%	—	—	3.2	3.2
Total debt				$421.1	413.0	$424.6	415.7
Current portion of long-term debt					(10.2)		(10.7)
Long-term debt					$402.8		$405.0
Twin Securitization Notes
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
The material terms of the Twin Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) interest-only debt service coverage ratio and (iii) senior leverage ratio. As of March 30, 2025, the Company was in compliance with these covenants.
Construction Loan Agreement (Twin Peaks)
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. The construction loan was paid in full during the first quarter of 2025.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt
Remainder of 2025	$10.2
2026	10.3
2027	10.3
2028	9.3
2029	8.9

NOTE 9. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Provision (benefit) for income taxes	$0.3	$0.1
Effective tax rate	(2.2)%	(0.9)%
The difference between the statutory tax rate of 21% and the effective tax rates of (2.2)% and (0.9)% in the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 10. SHARE-BASED COMPENSATION
Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. 2025 Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, Twin Hospitality Group Inc. and its subsidiaries. The Incentive Compensation Plan provides a maximum of 1,000,000 shares available for grant. As of March 30, 2025, no shares were granted under the Incentive Compensation Plan.
Effective January 15, 2025, the Company adopted the the Twin Hospitality Group Inc. Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan is an incentive compensation plan to assist the Company in motivating, retaining and rewarding high-quality executives and other key service providers to the Company in connection with the Spin-Off of the Company from FAT Brands Inc. as as standalone publicly-traded company. The Management Equity Plan is intended to provide one-time restricted stock unit ("RSU") grants to select executives and key service providers to align their interests with the interests of the Company's stockholders. The Management Equity Plan provides a maximum of 4,742,346 RSUs available for grant. As of March 30, 2025, no shares were granted under the Management Equity Plan.

NOTE 11. COMMON STOCK
On January 29, 2025, FAT Brands Inc. completed the legal and structural separation of our Company from FAT Brands (the “Spin-Off”). In the Spin-Off, FAT Brands distributed on a pro rata basis to the FAT Brands Common Stockholders 2,659,412 outstanding shares of our Class A Common Stock with FAT Brands retaining the remaining 44,638,859 outstanding shares of our Class A Common Stock and 100% of the 2,870,000 outstanding shares of our Class B Common Stock. Following the Spin-Off, we are an independent publicly traded reporting company.
In connection with Spin-Off, the Company agreed to issue to the holders of the Twin Securitization Notes warrants exercisable for 2,364,913 shares of our Class A Common Stock that become exercisable during the period between commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance at an exercise price of $0.01 per share. As of March 30, 2025, the warrants had not been issued.

NOTE 12. RELATED PARTY TRANSACTIONS

We may engage in transactions with other companies, owned or controlled by affiliates of FAT Brands Inc. in the normal course of business.

The Due to Affiliates represents the payable as of the end of the reporting period of advances (for capital expenditures or other working capital needs) received from FAT Brands Inc. or its affiliates and are settled in accordance with the legal and contractual restrictions governing transactions by and among the Parent's consolidated entities. The outstanding balance at March 30, 2025 and December 29, 2024 was $26.8 million and $10.5 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 30, 2025 and March 31, 2024, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the SEC, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 28, 2025“ and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
Twin Hospitality Group Inc. is a franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of March 30, 2025, our total restaurant footprint consists of 171 restaurants, of which 74 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 35 are domestic company-owned Twin Peaks restaurants, and 55 are domestic company-owned Smokey Bones restaurants.
Our growth plan is driven by a robust pipeline of new restaurant developments. Our pipeline includes more than 100 signed franchised units as of March 30, 2025, providing significant visibility into our near-term growth trajectory. As we continue to expand, of the total number of anticipated new restaurant openings, we have a goal of having approximately 75% to 80% be franchised restaurants.
Our revenues are derived primarily from two sales channels, franchised restaurants and company owned restaurants, which we operate as one segment. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants.
Results of Operations
The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every five or six years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.

Results of Operations of Twin Hospitality Group Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks ended March 30, 2025 and March 31, 2024.

	Thirteen Weeks Ended
	March 30, 2025		March 31, 2024
($ in thousands)	$	% of Revenue	$	% of Revenue
Revenue
Company-owned restaurant sales	$78,403	90.0%	$83,289	90.5%
Franchise revenue	8,702	10.0%	8,772	9.5%
Total revenue	87,105	100.0%	92,061	100.0%

Costs and expenses
Restaurant operating costs
Food and beverage costs (1)	21,234	27.1%	22,392	26.9%
Labor and benefits costs (1)	25,252	32.2%	26,609	31.9%
Other operating costs (1)	16,845	21.5%	16,359	19.6%
Occupancy costs (1)	6,326	8.1%	6,634	8.0%
Advertising expense	5,079	5.8%	5,967	6.5%
Pre-opening expense	517	0.6%	28	—%
General and administrative expense	6,814	7.8%	6,992	7.6%
Depreciation and amortization	6,094	7.0%	5,746	6.2%
Total costs and expenses	88,161	101.2%	90,727	98.6%

(Loss) income from operations	(1,056)	(1.2)%	1,334	1.4%

Total other expense, net	(10,791)	(12.4)%	(10,476)	(11.4)%

Loss before income tax provision (benefit)	(11,847)	(13.6)%	(9,142)	(9.9)%

Income tax provision (benefit)	265	0.3%	79	0.1%

Net loss	$(12,112)	(13.9)%	$(9,221)	(10.0)%
(1) As a percentage of company-owned restaurant sales
For the Thirteen Weeks Ended March 30, 2025 and March 31, 2024:
Revenues

Total revenue decreased by $5.0 million, or 5.4%, to $87.1 million in the first quarter of 2025, compared to $92.1 million in the year-ago quarter. The decrease was primarily due to lower same-store sales and lower revenues due to the closure of one Smokey Bones location during its conversion to a Twin Peaks lodge, partially offset by revenues generated by our new Twin Peaks lodges.

Company-owned restaurant sales decreased by $4.9 million, or 5.9%, to $78.4 million in the first quarter of 2025, compared to $83.3 million year-ago quarter, primarily due to the closure of three underperforming Smokey Bones locations, the temporary closure of one Smokey Bones location for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Franchise revenue decreased by $0.1 million, or 0.8%, to $8.7 million in the first quarter of 2025, compared to $8.8 million in the year-ago quarter, as growth from our Twin Peaks franchise openings mostly offset the decline in same-store sales.

Costs and Expenses

Food and beverage costs decreased by $1.2 million, or 5.2%, to $21.2 million in the first quarter of 2025, compared to $22.4 million in the year-ago quarter, primarily due to lower same-store sales, partially offset by increases in the prices of food ingredients. As a percentage of company-owned restaurant sales, food and beverage costs increased to 27.1% in the first quarter of 2025, compared to 26.9% in the year-ago quarter as the increase in food costs were substantially offset by menu increases.

Labor and benefits costs decreased by $1.4 million, or 5.1%, to $25.3 million in the first quarter of 2025, compared to $26.6 million in the year-ago quarter, primarily due to lower same-store sales, partially offset by wage inflation. As a percentage of company-owned restaurant sales, labor and benefits costs increased to 32.2% in the first quarter of 2025, compared to 31.9% as wage inflation and sales deleveraging were mostly offset by menu price increases and labor inflation.
Other operating costs increased by $0.5 million, or 3.0%, to $16.8 million in the first quarter of 2025, compared to $16.4 million in the year-ago quarter, primarily due to new restaurant openings. As a percentage of company-owned restaurant sales, other operating costs was 21.5% in the first quarter of 2025 compared to 19.6% in the year-ago quarter.

Other Expense, Net

Other expense, net was $10.8 million in the first quarter of 2025, compared to $10.5 million in the year-ago quarter, and in each year, other expense, net consisted primarily of interest expense.

Income Taxes
We recorded an income tax provision of $0.3 million and $0.1 million in the first quarter of 2025 and 2024, respectively.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay our indebtedness and fund our business operations, acquisitions and expansion of our restaurant locations, and for other general business purposes. Our source of funds for liquidity during the thirteen weeks ended March 30, 2025 and March 31, 2024 consisted primarily of cash generated by our operations.

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

As of March 30, 2025, we had cash and restricted cash totaling $28.3 million.

Comparison of Cash Flows
Our cash and restricted cash balance was $28.3 million as of March 30, 2025, compared to $25.9 million as of December 29, 2024.
The following table summarizes key components of our audited consolidated cash flows for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	Thirteen Weeks Ended
(in millions)	March 30, 2025	March 31, 2024
Net cash used in operating activities	$(5.7)	$(3.7)
Net cash provided by (used in) investing activities	0.4	(3.7)
Net cash provided by financing activities	7.7	10.5
Net increase (decrease) in cash and restricted cash	$2.4	$3.0

Operating Activities
Net cash used in operating activities increased $2.0 million in the thirteen weeks ended March 30, 2025 compared to 2024, primarily due to higher debt service costs and by changes in working capital.
Investing Activities
Net cash provided by investing activities was $0.4 million in the thirteen weeks ended March 30, 2025 and related to the sale leaseback of one company-owned Twin Peaks location during the quarter, partially offset by purchases of property and equipment in connection with company-owned restaurants. Net cash used in investing activities was $3.7 million in 2024, primarily related to purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $7.7 million and $10.5 million in the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively, primarily comprised of proceeds from borrowings and contributions from FAT Brands Inc.
Capital Expenditures
As of March 30, 2025, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 28, 2025. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2024 filed on February 28, 2025. There have been no material changes in such critical accounting policies as disclosed in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 30, 2025, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations Over Internal Controls
We do not expect that our Disclosure Controls and Procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of frauds, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which Note is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on February 28, 2025, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Twin Hospitality Group Inc.	10-12/B/A	3.1	12/17/2024
3.2	Amended and Restated Bylaws of Twin Hospitality Group Inc.	10-12/B/A	3.2	12/17/2024
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (Furnished)
101.INS	Inline XBRL Instance Document	X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X (Furnished)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Twin Hospitality Group Inc.

Date: May 9, 2025	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Interim Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)