Form 10-Q
period 2025-06-29
Twin Hospitality Group Inc.
filed 2025-07-31
CIK 2011954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of July 29, 2025, there were 54,455,856 shares of Class A common stock and 2,870,000 shares of Class B common stock outstanding.

TWIN HOSPITALITY GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
June 29, 2025

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 29, 2025	December 29, 2024
Assets		Audited
Current assets
Cash	$6,064	$9,370
Restricted cash	13,212	8,725
Accounts receivable, net	2,142	3,130
Other current assets	12,861	7,580
Total current assets	34,279	28,805

Non-current restricted cash	1,892	7,793
Operating lease right-of-use assets	143,606	143,628
Goodwill	117,185	117,185
Other intangible assets, net	165,306	166,751
Property and equipment, net	70,271	76,675
Due from affiliates	1,071	—
Other assets	1,461	1,609
Total assets	$535,071	$542,446

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$10,223	$9,800
Accrued expenses and other liabilities	26,409	23,335
Deferred income, current portion	3,112	3,954
Operating lease liability, current portion	7,329	7,450
Long-term debt, current portion	10,212	10,691
Total current liabilities	57,285	55,230

Deferred income, net of current portion	4,492	4,808
Deferred income tax liabilities, net	951	2,738
Operating lease liability, net of current portion	147,254	146,700
Long-term debt, net of current portion	401,054	405,007
Due to affiliates	—	10,458
Other liabilities	2,671	2,114
Total liabilities	613,707	627,055

Commitments and contingencies (Note 13)

Stockholders’ deficit

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 29, 2025 and December 29, 2024	—	—
Class A and Class B common stock and additional paid-in capital as of June 29, 2025: $0.0001 par value per share; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 66,725,856 shares issued (Class A 63,855,856, Class B 2,870,000); 57,325,856 outstanding (Class A 54,455,856, Class B 2,870,000); 9,400,000 Class A shares in treasury. Common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 5,000 shares issued and outstanding (Class A 5,000, Class B 0)	44,007	—
Accumulated deficit	(122,643)	(84,609)
Total stockholders’ deficit	(78,636)	(84,609)
Total liabilities and stockholders’ deficit	$535,071	$542,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenue
Restaurant sales	$79,625	$83,706	$158,028	$166,995
Franchise revenue	8,221	7,888	16,923	16,660
Total revenue	87,846	91,594	174,951	183,655

Costs and expenses
Restaurant operating costs
Food and beverage costs	21,544	22,949	42,778	45,341
Labor and benefits costs	25,287	26,411	50,539	53,020
Other operating costs	17,062	16,649	33,907	33,008
Occupancy costs	6,342	6,599	12,668	13,233
Advertising expense	5,056	4,785	10,135	10,752
Pre-Opening expense	178	64	695	92
General and administrative expense	19,894	6,902	26,708	13,894
Depreciation and amortization	4,072	5,841	10,166	11,587
Total costs and expenses	99,435	90,200	187,596	180,927

(Loss) income from operations	(11,589)	1,394	(12,645)	2,728

Other (expense) income, net
Interest expense	(11,456)	(12,004)	(22,278)	(22,412)
Other income, net	142	(221)	173	(289)
Total other expense, net	(11,314)	(12,225)	(22,105)	(22,701)

Loss before income tax provision	(22,903)	(10,831)	(34,750)	(19,973)

Income tax benefit	(2,119)	(99)	(1,854)	(20)

Net loss	(20,784)	(10,732)	(32,896)	(19,953)

Basic and diluted loss per common share	$(0.38)		$(0.61)
Basic and diluted weighted average shares outstanding	55,017,636		54,033,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Twenty-Six Weeks Ended June 29, 2025

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at December 29, 2024	5,000	—	$—	$—	$—	$—	$(84,609)	$(84,609)
Net loss	—	—	—	—	—	—	(32,896)	(32,896)
Exchange of Common Stock by FAT Brands Inc.	47,293,271	2,870,000	5	—	(5)	—	—	—
Contribution from (distribution to) FAT Brands Inc., net	7,139,667	—	—	—	31,205	31,205	(5,138)	26,067
Shares issued for advisory services	17,918	—	—	—	250	250	—	250
Share-based compensation	—	—	—	—	12,552	12,552	—	12,552
Balance at June 29, 2025	54,455,856	2,870,000	$5	$—	$44,002	$44,007	$(122,643)	$(78,636)
For the Twenty-Six Weeks Ended June 30, 2024

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at December 31, 2023	5,000	—	$—	$—	$19,916	$19,916	$(35,427)	$(15,511)
Net loss	—	—	—	—	—	—	(19,953)	(19,953)
Distribution to FAT Brands Inc., net	—	—	—	—	(19,452)	(19,452)	(24,952)	(44,404)
Share-based compensation	—	—	—	—	202	202	—	202
Balance at June 30, 2024	5,000	—	$—	$—	$666	$666	$(80,332)	$(79,666)

For the Thirteen Weeks Ended June 29, 2025

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at March 30, 2025	47,298,271	2,870,000	$5	$—	$—	$5	$(101,859)	$(101,854)
Net loss	—	—	—	—	—	—	(20,784)	(20,784)
Contribution from FAT Brands Inc.	7,139,667	—	—	—	31,200	31,200	—	31,200
Shares issued for advisory services	17,918	—	—	—	250	250	—	250
Share-based compensation	—	—	—	—	12,552	12,552	—	12,552
Balance at June 29, 2025	54,455,856	2,870,000	$5	$—	$44,002	$44,007	$(122,643)	$(78,636)
For the Thirteen Weeks Ended June 30, 2024

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at March 31, 2024	5,000	—	$—	$—	$—	$—	$(69,600)	$(69,600)
Net loss	—	—	—	—	—	—	(10,732)	(10,732)
Contribution from FAT Brands Inc., net	—	—	—	—	565	565	—	565
Share-based compensation	—	—	—	—	101	101	—	101
Balance at June 30, 2024	5,000	—	$—	$—	$666	$666	$(80,332)	$(79,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Twenty-Six Weeks Ended June 29, 2025 and June 30, 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(32,896)	$(19,953)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,166	11,587
Share-based compensation	12,552	202
Operating lease assets and liabilities	(489)	2,003
Deferred income taxes	(1,855)	—
Accretion of loan fees and interest	1,590	5,711

Change in:
Accounts receivable	988	95
Other current assets	(4,181)	(1,917)
Other non-current assets	147	81
Accounts payable	423	(2,622)
Accrued expenses and other liabilities	(405)	(1,675)
Deferred income	(1,158)	(32)
Other current and non-current liabilities	557	411
Total adjustments	18,335	13,844
Net cash used in operating activities	(14,561)	(6,109)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4,431	—
Purchases of property and equipment	(5,802)	(13,116)
Net cash used in investing activities	(1,371)	(13,116)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	4,000	3,146
Repayments of borrowings	(7,326)	(4,599)
Financing proceeds from affiliates	14,538	23,096
Net cash provided by financing activities	11,212	21,643

Net increase (decrease) in cash and restricted cash	(4,720)	2,418
Cash and restricted cash at beginning of the period	25,888	24,145
Cash and restricted cash at end of the period	$21,168	$26,563

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,973	$16,467
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Issuance and distribution of long-term debt to FAT Brands Inc.	$—	$44,404
Exchange of Class A Common Shares for amounts due to FAT Brands Inc.	$31,205	$—
Distribution to FAT Brands Inc.	$(5,138)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
Twin Hospitality Group Inc. (the “Company”) is a leading franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of June 29, 2025, our total restaurant footprint consisted of 168 restaurants, of which 73 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 35 are domestic company-owned Twin Peaks restaurants and 53 are domestic company-owned Smokey Bones restaurants.
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2024 Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 28, 2025.
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
Use of estimates in the preparation of the condensed consolidated financial statements – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of goodwill and other intangible assets and allowances for uncollectible accounts receivable. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentration Risk - 45% of the Company's franchise revenue is derived from three franchisees.
Restricted Cash - The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $13.2 million as of June 29, 2025. Non-current restricted cash of $1.9 million as of June 29, 2025 includes interest reserves required to be set aside for the duration of the Securitized Debt.

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company plans to adopt the standard when it becomes effective beginning in its fiscal year 2025 annual financial statements. The Company expects that the adoption of this standard will impact certain of its income tax disclosures.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	June 29, 2025	December 29, 2024
Real estate	$—	$1.7
Buildings and leasehold improvements	69.0	66.3
Furniture, fixtures and equipment	40.7	37.8
Construction in process	4.1	6.7
Total property and equipment, gross	113.8	112.5
Less: accumulated depreciation	(43.5)	(35.8)
Total property and equipment, net	$70.3	$76.7
Depreciation expense during the thirteen weeks ended June 29, 2025 and June 30, 2024 was $3.1 million and $4.6 million, respectively. Depreciation expense during the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $8.2 million and $9.2 million, respectively.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands. The following table summarizes contract liabilities related to the franchise fees as of June 29, 2025 and June 30, 2024 (in thousands).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Franchise fees liability at the beginning of the period	$4,976	$4,788	$5,025	$4,582
Revenue recognized	(166)	(95)	(240)	(114)
Franchise fees received (returned) during the period	(88)	325	(63)	550
Franchise fees liability at the end of the period	$4,722	$5,018	$4,722	$5,018
The following table presents disaggregated revenue by the method of recognition (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue recognized over time
Franchise fees	$166	$95	$240	$114
Revenue recognized at a point in time
Royalties	$5,092	$5,117	$10,278	$10,093
Advertising fees	2,547	2,558	5,138	5,046
Restaurant sales	79,625	83,706	158,028	166,995
Management fees and other income	416	118	1,267	1,407
Total	$87,680	$91,499	$174,711	$183,541

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 29, 2024	$30.0	$117.2	$136.8
Amortization	(1.5)	—	—
June 29, 2025	$28.5	$117.2	$136.8
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	June 29, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$28.2	$(7.6)	$20.6	$28.2	$(6.5)	$21.7
Trademarks	8.8	(1.5)	7.3	8.8	(1.2)	7.6
Other	0.9	(0.3)	0.6	0.9	(0.2)	0.7
	$37.9	$(9.4)	$28.5	$37.9	$(7.9)	$30.0
Other intangible assets consist primarily of trademarks and franchise agreements that were classified as intangible assets at the time of the brands' acquisition. Franchise agreements are amortized over the useful life of the asset. Certain trademarks are considered to have an indefinite useful life and are not amortized.
Amortization expense for the thirteen weeks ended June 29, 2025 and June 30, 2024 was $0.7 million. Amortization expense for the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $1.5 million.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2025	$1.5
2026	2.9
2027	2.9
2028	2.9
2029	2.9
Thereafter	15.4
Total	$28.5
NOTE 6. ACCRUED EXPENSES
Accrued expenses consist of the following (in millions):

	June 29, 2025	December 29, 2024
Accrued interest	$6.5	3.7
Payroll and payroll related	5.5	5.9
Sales and beverage taxes payable	1.9	2.1
Property taxes payable	2.4	3.2
Other accrued expenses	10.1	8.4
Total	$26.4	$23.3

NOTE 7. LEASES
Operating Leases
As of June 29, 2025 and December 29, 2024, the Company had 98 operating leases for corporate offices and for certain owned restaurant properties, respectively. The leases have remaining terms ranging from 0.3 years to 22.4 years. The Company recognized lease expense of $5.6 million and $5.4 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. The Company recognized lease expense of $10.9 million and $10.7 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024. The weighted average remaining lease term of the operating leases as of June 29, 2025 was 15.8 years.
Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	June 29, 2025	December 29, 2024
Operating lease right-of-use assets	$142.8	$141.9
Operating lease liabilities	$153.6	$152.5
The operating lease right-of-use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 9.02% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of June 29, 2025, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2025	$9.2
2026	20.2
2027	19.8
2028	17.3
2029	17.5
Thereafter	216.0
Total lease payments	300.0
Less: imputed interest	146.4
Total	$153.6
Supplemental cash flow information for the twenty-six weeks ended June 29, 2025 and June 30, 2024 related to leases is as follows (in millions):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$9.1	$11.8
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$8.8	$—

Financing Leases

On December 1, 2023, the Company executed a financing lease for restaurant equipment for two newly constructed corporate restaurants.

Financing lease right-of-use assets and financing lease liabilities as of June 29, 2025 and December 29, 2024 were as follows (in millions):

	June 29, 2025	December 29, 2024
Financing lease right-of-use assets	$0.8	$1.8
Financing lease liabilities	1.0	1.7

The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 8.3%, which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s financing lease liabilities as of June 29, 2025 including anticipated lease extensions are as follows (in millions):

Fiscal year:
Remainder of 2025	$1.0
Less imputed interest	—
Total	$1.0

Supplemental cash flow information for the twenty-six weeks ended June 29, 2025 and June 30, 2024 related to leases is as follows (in millions):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$0.7	$0.4
Restaurant Properties Sale Leaseback
In the first quarter of 2025, we completed the sale leaseback of one newly constructed restaurant property. The restaurant property was sold at the construction cost resulting in proceeds of $4.4 million with no gain or loss. The initial term of the lease is 20 years and is accounted for as an operating lease.

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

				June 29, 2025		December 29, 2024
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Face Value	Book Value
Twin Securitization Notes
Super Senior Debt	10/26/2054	10/25/2027	9.00%	$12.1	$11.9	$12.1	$12.0
Senior Debt	10/26/2054	10/25/2027	9.00%	269.3	264.3	269.3	265.5
Senior Subordinated Debt	10/26/2054	10/25/2027	10.00%	57.6	54.1	57.6	53.7
Subordinated Debt	10/26/2054	10/25/2027	11.00%	77.7	76.8	77.7	76.6
Total Securitized Debt				416.7	407.1	416.7	407.8

Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99%-11.50%	4.1	4.1	4.7	4.7
Construction Loan IV	10/1/2025	N/A	12.50%	—	—	3.2	3.2
Total debt				$420.8	411.3	$424.6	415.7
Current portion of long-term debt					(10.2)		(10.7)
Long-term debt					$401.1		$405.0
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
The material terms of the Twin Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) interest-only debt service coverage ratio and (iii) senior leverage ratio. As of June 29, 2025, the Company was in compliance with these covenants.
Construction Loan Agreement (Twin Peaks)
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. The construction loan was paid in full during the first quarter of 2025.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt
Remainder of 2025	$5.1
2026	10.3
2027	10.4
2028	9.5
2029	8.9

NOTE 9. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Provision (benefit) for income taxes	$(2.1)	$(0.1)	$(1.9)	$—
Effective tax rate	9.3%	0.9%	5.3%	0.1%
The difference between the statutory tax rate of 21% and the effective tax rates of 9.3% and 0.9% in the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of 5.3% and 0.1% in the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 10. SHARE-BASED COMPENSATION
Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. 2025 Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, Twin Hospitality Group Inc. and its subsidiaries. The Incentive Compensation Plan provides a maximum of 1.0 million shares available for grant. During the thirteen and twenty-six weeks ended June 29, 2025, under the Incentive Compensation Plan, the Company granted 90,000 stock options with a grant date fair value of $0.3 million and 0.2 million restricted stock units ("RSUs") with a grant date value of $1.5 million. As of June 29, 2025, there were 90,000 shares of stock options outstanding with a weighted average exercise price of $5.02.

Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan is an incentive compensation plan to assist the Company in motivating, retaining and rewarding high-quality executives and other key service providers to the Company in connection with the Spin-Off of the Company from FAT Brands Inc. as standalone publicly-traded company. The Management Equity Plan is intended to provide one-time restricted stock unit ("RSU") grants to select executives and key service providers to align their interests with the interests of the Company's stockholders. The Management Equity Plan provides a maximum of 4.7 million RSUs available for grant. During the thirteen and twenty-six weeks ended June 29, 2025, under the Management Equity Plan, the Company granted a total of 3.8 million RSUs with a grant date value of $20.8 million.
The Company recognized share-based compensation expense in the amount of $12.6 million during the thirteen and twenty-six weeks ended June 29, 2025. The Company recognized share-based compensation expense in the amount $0.2 million during the thirteen and twenty-six weeks ended June 30, 2024.
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
In connection with Spin-Off, the Company agreed to issue to the holders of the Twin Securitization Notes warrants exercisable for 2,364,913 shares of our Class A Common Stock that become exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance at an exercise price of $0.01 per share. As of June 29, 2025, the warrants had not been issued. In July 2025, the Company issued 2,340,648 of the warrants.
On June 4, 2025 (the "Effective Date"), the Company entered into an Exchange Agreement with FAT Brands pursuant to which FAT Brands exchanged liabilities due to it by the Company and its subsidiaries for additional shares of the Company's Class A Common Stock at market value. In the transaction, the Company cancelled liabilities recorded as due to affiliates in its consolidated financial statements with a principal balance of $31.2 million and issued to FAT Brands 7,139,667 shares of Class A Common Stock at $4.37 per share, which was the greater of (i) the Nasdaq Official Closing Price of the Common Stock on the date immediately preceding the Effective Date and (ii) the average Nasdaq Official Closing Price of the Common Stock for the five trading days immediately preceding the Effective Date.
On May 28, 2025, the Company issued 9.4 million shares of its Class A Common Stock and as of June 29, 2025 holds these shares in treasury.

NOTE 12. RELATED PARTY TRANSACTIONS

We may engage in transactions with other companies, owned or controlled by affiliates of FAT Brands Inc. in the normal course of business.

The Due from Affiliates and Due to Affiliates represent the receivable or payable as of the end of the reporting period of advances (for capital expenditures or other working capital needs) due from or received from FAT Brands Inc. or its affiliates and are settled in accordance with the legal and contractual restrictions governing transactions by and among the Parent's consolidated entities. The outstanding balance at June 29, 2025 and December 29, 2024 was $1.1 million due from affiliates and $10.5 million due to affiliates, respectively.

On June 4, 2025, the Company entered into an Exchange Agreement with FAT Brands pursuant to which FAT Brands exchanged liabilities due to it by the Company and its subsidiaries for additional shares of the Company's Class A Common Stock at market value. See Note 11, Common Stock.

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

In May 2024, FAT Brands Inc. (“FAT Brands” or the “Parent”) was informed that it was indicted by the U.S. Department of Justice (the “DOJ”) on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to its former CEO Andrew Wiederhorn in the amount of $2.65 million. The indictment included charges against Mr. Wiederhorn, FAT Brands’ former CFO, Rebecca Hershinger, and FAT Brands’ former tax advisor. On July 29, 2025, the DOJ moved to dismiss the indictment against all defendants in the case without prejudice.

In May 2024, the SEC filed a complaint against FAT Brands, claiming violations of Section 17(a)(2) of the Securities Act of 1933; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) of the Securities Exchange Act of 1934; and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder. The SEC’s claims pertain principally to allegations that, for fiscal periods covering 2017 through 2020, FAT Brands failed to disclose certain related party transactions, failed to disclose the salaries of Mr. Wiederhorn’s adult children working at FAT Brands, failed to maintain proper books and records and internal accounting controls, made false or misleading statements regarding its liquidity and use of proceeds from certain transactions, and directly or indirectly extended credit to Mr. Wiederhorn in the form of a personal loan. The SEC’s complaint also names Mr. Wiederhorn, Ms. Hershinger, and FAT Brands’ SVP of Finance, Ron Roe, as defendants. The SEC is seeking injunctive relief, disgorgement, and civil monetary penalties. The Parent intends to vigorously defend against the SEC complaint, which does not directly involve or allege any wrongdoing on the part of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the SEC, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 28, 2025“ and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
Twin Hospitality Group Inc. is a franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of June 29, 2025, our total restaurant footprint consists of 168 restaurants, of which 73 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 35 are domestic company-owned Twin Peaks restaurants, and 53 are domestic company-owned Smokey Bones restaurants.
Our growth plan is driven by a robust pipeline of new restaurant developments. Our pipeline includes nearly 100 signed franchised units as of June 29, 2025, providing significant visibility into our near-term growth trajectory. As we continue to expand, of the total number of anticipated new restaurant openings, we have a goal of having approximately 75% to 80% be franchised restaurants.
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

Results of Operations of Twin Hospitality Group Inc.
For the Thirteen Weeks Ended June 29, 2025 and June 30, 2024
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks ended June 29, 2025 and June 30, 2024.

	Thirteen Weeks Ended
	June 29, 2025		June 30, 2024
($ in thousands)	$	% of Revenue	$	% of Revenue
Revenue
Company-owned restaurant sales	$79,625	90.6%	$83,706	91.4%
Franchise revenue	8,221	9.4%	7,888	8.6%
Total revenue	87,846	100.0%	91,594	100.0%

Costs and expenses
Restaurant operating costs
Food and beverage costs (1)	21,544	27.1%	22,949	27.4%
Labor and benefits costs (1)	25,287	31.8%	26,411	31.6%
Other operating costs (1)	17,062	21.4%	16,649	19.9%
Occupancy costs (1)	6,342	8.0%	6,599	7.9%
Advertising expense	5,056	5.8%	4,785	5.2%
Pre-opening expense	178	0.2%	64	0.1%
General and administrative expense	19,894	22.6%	6,902	7.5%
Depreciation and amortization	4,072	4.6%	5,841	6.4%
Total costs and expenses	99,435	113.2%	90,200	98.5%

(Loss) income from operations	(11,589)	(13.2)%	1,394	1.5%

Total other expense, net	(11,314)	(12.9)%	(12,225)	(13.3)%

Loss before income tax provision (benefit)	(22,903)	(26.1)%	(10,831)	(11.8)%

Income tax provision (benefit)	(2,119)	(2.4)%	(99)	(0.1)%

Net loss	$(20,784)	(23.7)%	$(10,732)	(11.7)%
(1) As a percentage of company-owned restaurant sales
Revenues

Company-owned restaurant sales decreased by $4.1 million, or 4.9%, to $79.6 million in the second quarter of 2025, compared to $83.7 million year-ago quarter, primarily due to the closure of five underperforming Smokey Bones locations, the temporary closure of one Smokey Bones location for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Franchise revenue increased by $0.3 million, or 4.2%, to $8.2 million in the second quarter of 2025, compared to $7.9 million in the year-ago quarter, as growth from our Twin Peaks franchise openings mostly offset the decline in same-store sales.

Costs and Expenses

Food and beverage costs decreased by $1.4 million, or 6.1%, to $21.5 million in the second quarter of 2025, compared to $22.9 million in the year-ago quarter, primarily due to lower same-store sales, partially offset by increases in the prices of food ingredients. As a percentage of company-owned restaurant sales, food and beverage costs decreased to 27.1% in the second quarter of 2025, compared to 27.4% in the year-ago quarter as menu price increases were substantially offset by the increase in food costs .

Labor and benefits costs decreased by $1.1 million, or 4.3%, to $25.3 million in the second quarter of 2025, compared to $26.4 million in the year-ago quarter, primarily due to lower same-store sales, partially offset by wage inflation. As a percentage of company-owned restaurant sales, labor and benefits costs increased to 31.8% in the second quarter of 2025, compared to 31.6% as wage inflation and sales deleveraging were mostly offset by menu price increases.
Other operating costs increased by $0.4 million, or 2.5%, to $17.1 million in the second quarter of 2025, compared to $16.6 million in the year-ago quarter, primarily due to new restaurant openings. As a percentage of company-owned restaurant sales, other operating costs was 21.4% in the second quarter of 2025 compared to 19.9% in the year-ago quarter.
General and administrative expense increased by $13.0 million, or 188.2%, to $19.9 million in the second quarter of 2025, compared to $6.9 million in the year-ago quarter, primarily due to higher share-based compensation.

Other Expense, Net

Other expense, net was $11.3 million in the second quarter of 2025, compared to $12.2 million in the year-ago quarter, and in each year, other expense, net consisted primarily of interest expense.

Income Taxes
We recorded an income tax benefit of $2.1 million and $0.1 million in the second quarter of 2025 and 2024, respectively.

For the twenty-six weeks ended June 29, 2025 and June 30, 2024
The following table summarizes key components of our condensed consolidated results of operations for the twenty-six weeks ended June 29, 2025 and June 30, 2024.

	Twenty-Six Weeks Ended
	June 29, 2025		June 30, 2024
($ in thousands)	$	% of Revenue	$	% of Revenue
Revenue
Company-owned restaurant sales	$158,028	90.3%	$166,995	90.9%
Franchise revenue	16,923	9.7%	16,660	9.1%
Total revenue	174,951	100.0%	183,655	100.0%

Costs and expenses
Restaurant operating costs
Food and beverage costs (1)	42,778	27.1%	45,341	27.2%
Labor and benefits costs (1)	50,539	32.0%	53,020	31.7%
Other operating costs (1)	33,907	21.5%	33,008	19.8%
Occupancy costs (1)	12,668	8.0%	13,233	7.9%
Advertising expense	10,135	5.8%	10,752	5.9%
Pre-opening expense	695	0.4%	92	0.1%
General and administrative expense	26,708	15.3%	13,894	7.6%
Depreciation and amortization	10,166	5.8%	11,587	6.3%
Total costs and expenses	187,596	107.2%	180,927	98.5%

(Loss) income from operations	(12,645)	(7.2)%	2,728	1.5%

Total other expense, net	(22,105)	(12.6)%	(22,701)	(12.4)%

Loss before income tax provision (benefit)	(34,750)	(19.9)%	(19,973)	(10.9)%

Income tax provision (benefit)	(1,854)	(1.1)%	(20)	—%

Net loss	$(32,896)	(18.8)%	$(19,953)	(10.9)%
(1) As a percentage of company-owned restaurant sales
Revenues

Company-owned restaurant sales decreased by $9.0 million, or 5.4%, to $158.0 million in the twenty-six weeks ended June 29, 2025, compared to $167.0 million in the year-ago period, primarily due to the closure of five underperforming Smokey Bones locations, the temporary closure of one Smokey Bones location for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Franchise revenue increased by $0.3 million, or 1.6%, to $16.9 million in the twenty-six weeks ended June 29, 2025, compared to $16.7 million in the year-ago period, as growth from our Twin Peaks franchise openings mostly offset the decline in same-store sales.

Costs and Expenses

Food and beverage costs decreased by $2.6 million, or 5.7%, to $42.8 million in the twenty-six weeks ended June 29, 2025, compared to $45.3 million in the year-ago period, primarily due to lower same-store sales, partially offset by increases in the prices of food ingredients. As a percentage of company-owned restaurant sales, food and beverage costs decreased to 27.1% in the twenty-six weeks ended June 29, 2025, compared to 27.2% in the year-ago period as menu price increases were substantially offset by the increase in food costs..

Labor and benefits costs decreased by $2.5 million, or 4.7%, to $50.5 million in the twenty-six weeks ended June 29, 2025, compared to $53.0 million in the year-ago period, primarily due to lower same-store sales, partially offset by wage inflation. As a percentage of company-owned restaurant sales, labor and benefits costs increased to 32.0% in the twenty-six weeks ended June 29, 2025, compared to 31.7% in the year-ago period as wage inflation and sales deleveraging were mostly offset by menu price increases.
Other operating costs increased by $0.9 million, or 2.7%, to $33.9 million in the twenty-six weeks ended June 29, 2025, compared to $33.0 million in the year-ago period, primarily due to new restaurant openings. As a percentage of company-owned restaurant sales, other operating costs was 21.5% in the twenty-six weeks ended June 29, 2025 compared to 19.8% in the year-ago period.
General and administrative expense increased by $12.8 million, or 92.2%, to $26.7 million in the twenty-six weeks ended June 29, 2025, compared to $13.9 million in the year-ago period, primarily due to higher share-based compensation.

Other Expense, Net

Other expense, net was $22.1 million in the twenty-six weeks ended June 29, 2025, compared to $22.7 million in the year-ago period, and in each year, other expense, net consisted primarily of interest expense.

Income Taxes
We recorded an income tax benefit of $1.9 million and $20,000 in the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay our indebtedness and fund our business operations, acquisitions and expansion of our restaurant locations, and for other general business purposes. Our source of funds for liquidity during the twenty-six weeks ended June 29, 2025 and June 30, 2024 consisted primarily of cash generated by our operations.

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

As of June 29, 2025, we had cash and restricted cash totaling $21.2 million.

Comparison of Cash Flows
Our cash and restricted cash balance was $21.2 million as of June 29, 2025, compared to $25.9 million as of December 29, 2024.

The following table summarizes key components of our audited consolidated cash flows for the twenty-six weeks ended June 29, 2025 and June 30, 2024:

	Twenty-Six Weeks Ended
(in millions)	June 29, 2025	June 30, 2024
Net cash used in operating activities	$(14.6)	$(6.1)
Net cash used in investing activities	(1.4)	(13.1)
Net cash provided by financing activities	11.2	21.6
Net increase (decrease) in cash and restricted cash	$(4.8)	$2.4
Operating Activities
Net cash used in operating activities increased $8.5 million in the twenty-six weeks ended June 29, 2025 compared to 2024, primarily due to a decrease in net income as adjusted for non cash items, including depreciation and amortization, and higher debt service costs, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities was $1.4 million in the twenty-six weeks ended June 29, 2025 and was related to purchases of property and equipment in connection with company-owned restaurants, partially offset by the sale leaseback of one company-owned Twin Peaks location. Net cash used in investing activities was $13.1 million in the twenty-six weeks ended June 30, 2024, primarily related to purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $11.2 million and $21.6 million in the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively, primarily comprised of contributions from FAT Brands Inc., partially offset by net repayment of borrowings.
Capital Expenditures
As of June 29, 2025, we do not have any material commitments for capital expenditures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 29, 2025, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 29, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 29, 2025, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

4.1	Form of Warrant issued to holders of Twin Securitization Notes				X
10.1	Exchange Agreement, dated June 4, 2025, by and between Twin Hospitality Group Inc. and FAT Brands Inc.				X
10.2	Employment Agreement, dated June 27, 2025, between Kim Boerema and Twin Hospitality Group Inc.	8-K	10.1	7/11/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X (Furnished)
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Twin Hospitality Group Inc.

Date: July 31, 2025	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)