Form 10-Q
period 2025-09-28
Twin Hospitality Group Inc.
filed 2025-11-12
CIK 2011954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of November 10, 2025, there were 54,455,856 shares of Class A common stock and 2,870,000 shares of Class B common stock outstanding.

TWIN HOSPITALITY GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
September 28, 2025

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2025	December 29, 2024
Assets		Audited
Current assets
Cash	$5,478	$9,370
Restricted cash	8,781	8,725
Accounts receivable, net	1,951	3,130
Other current assets	12,058	7,580
Total current assets	28,268	28,805

Non-current restricted cash	—	7,793
Operating lease right-of-use assets	137,158	143,628
Goodwill	117,185	117,185
Other intangible assets, net	164,591	166,751
Property and equipment, net	68,152	76,675
Other assets	1,416	1,609
Total assets	$516,770	$542,446

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$10,780	$9,800
Accrued expenses and other liabilities	27,371	23,335
Deferred income, current portion	2,778	3,954
Operating lease liability, current portion	7,041	7,450
Long-term debt, current portion	400,266	10,691
Total current liabilities	448,236	55,230

Deferred income, net of current portion	4,426	4,808
Deferred income tax liabilities, net	445	2,738
Operating lease liability, net of current portion	147,987	146,700
Long-term debt, net of current portion	2,459	405,007
Due to affiliates	3,755	10,458
Other liabilities	1,589	2,114
Total liabilities	608,897	627,055

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 28, 2025 and December 29, 2024	—	—

Class A and Class B common stock and additional paid-in capital as of September 28, 2025: $0.0001 par value per share; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 66,725,856 shares issued (Class A 63,855,856, Class B 2,870,000); 57,325,856 outstanding (Class A 54,455,856, Class B 2,870,000); 9,400,000 Class A shares in treasury. Common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value; 102,870,000 shares authorized (Class A 100,000,000, Class B 2,870,000); 5,000 shares issued and outstanding (Class A 5,000, Class B 0)	54,997	—
Accumulated deficit	(147,124)	(84,609)
Total stockholders’ deficit	(92,127)	(84,609)
Total liabilities and stockholders’ deficit	$516,770	$542,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Revenue
Restaurant sales	$74,358	$75,599	$232,386	$242,594
Franchise revenue	7,958	8,066	24,881	24,726
Total revenue	82,316	83,665	257,267	267,320

Costs and expenses
Restaurant operating costs
Food and beverage costs	20,348	20,826	63,126	66,167
Labor and benefits costs	23,902	24,778	74,509	77,798
Other operating costs	17,005	16,761	51,021	50,073
Occupancy costs	5,983	6,639	18,651	19,872
Advertising expense	5,342	4,328	15,477	15,080
Pre-Opening expense	7	843	702	935
General and administrative expense	19,502	7,167	46,033	21,160
Depreciation and amortization	3,592	5,913	13,758	17,500
Total costs and expenses	95,681	87,255	283,277	268,585

Loss from operations	(13,365)	(3,590)	(26,010)	(1,265)

Other (expense) income, net
Interest expense	(12,093)	(12,617)	(34,371)	(35,029)
Other income, net	239	—	412	114
Total other expense, net	(11,854)	(12,617)	(33,959)	(34,915)

Loss before income tax provision	(25,219)	(16,207)	(59,969)	(36,180)

Income tax (benefit) provision	(738)	10	(2,592)	(10)

Net loss	(24,481)	(16,217)	(57,377)	(36,170)

Basic and diluted loss per common share	$(0.43)	$(0.32)	$(1.08)	$(0.72)
Basic and diluted weighted average shares outstanding	57,325,856	50,168,271	53,217,793	50,168,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirty-Nine Weeks Ended September 28, 2025

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at December 29, 2024	5,000	—	$—	$—	$—	$—	$(84,609)	$(84,609)
Net loss	—	—	—	—	—	—	(57,377)	(57,377)
Exchange of Common Stock by FAT Brands Inc.	47,293,271	2,870,000	5	—	(5)	—	—	—
Contribution from (distribution to) FAT Brands Inc.	7,139,667	—	—	—	31,205	31,205	(5,138)	26,067
Shares issued for advisory services	17,918	—	—	—	250	250	—	250
Issuance of warrants	—	—	—	—	7,631	7,631	—	7,631
Share-based compensation	—	—	—	—	15,911	15,911	—	15,911
Balance at September 28, 2025	54,455,856	2,870,000	$5	$—	$54,992	$54,997	$(147,124)	$(92,127)
For the Thirty-Nine Weeks Ended September 29, 2024

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at December 31, 2023	5,000	—	$—	$—	$19,916	$19,916	$(35,427)	$(15,511)
Net loss	—	—	—	—	—	—	(36,170)	(36,170)
Distribution to FAT Brands Inc., net	—	—	—	—	(19,461)	(19,461)	(24,952)	(44,413)
Share-based compensation	—	—	—	—	211	211	—	211
Balance at September 29, 2024	5,000	—	$—	$—	$666	$666	$(96,549)	$(95,883)

For the Thirteen Weeks Ended September 28, 2025

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at June 29, 2025	54,455,856	2,870,000	$5	$—	$44,002	$44,007	$(122,643)	$(78,636)
Net loss	—	—	—	—	—	—	(24,481)	(24,481)
Issuance of warrants	—	—	—	—	7,631	7,631	—	7,631
Share-based compensation	—	—	—	—	3,359	3,359	—	3,359
Balance at September 28, 2025	54,455,856	2,870,000	$5	$—	$54,992	$54,997	$(147,124)	$(92,127)
For the Thirteen Weeks Ended September 29, 2024

	Common Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Accumulated Deficit	Total

Balance at June 30, 2024	5,000	—	$—	$—	$666	$666	$(80,332)	$(79,666)
Net loss	—	—	—	—	—	—	(16,217)	(16,217)
Contribution from FAT Brands Inc., net	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—
Balance at September 29, 2024	5,000	—	$—	$—	$666	$666	$(96,549)	$(95,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWIN HOSPITALITY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Thirty-Nine Weeks Ended September 28, 2025 and September 29, 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(57,377)	$(36,170)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	13,601	17,482
Share-based compensation	15,911	211
Impairment of property and equipment	1,407	—
Impairment of right-of-use assets	6,878	—
Operating lease assets and liabilities	(945)	2,150
Deferred income taxes	(2,293)	—
Accretion of loan fees and interest	4,357	9,191

Change in:
Accounts receivable	1,179	489
Other current assets	(3,378)	(2,041)
Other non-current assets	193	54
Accounts payable	980	(530)
Accrued expenses and other liabilities	1,114	1,450
Deferred income	(1,558)	(212)
Other current and non-current liabilities	(525)	297
Total adjustments	36,921	28,541
Net cash used in operating activities	(20,456)	(7,629)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4,431	—
Purchases of property and equipment	(7,341)	(20,306)
Net cash used in investing activities	(2,910)	(20,306)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	4,000	7,902
Repayments of borrowings	(11,627)	(7,149)
Financing proceeds from affiliates	19,364	32,604
Net cash provided by financing activities	11,737	33,357

Net increase (decrease) in cash and restricted cash	(11,629)	5,422
Cash and restricted cash at beginning of the period	25,888	24,145
Cash and restricted cash at end of the period	$14,259	$29,567

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,130	$25,483

Supplemental disclosure of non-cash financing and investing activities:
Issuance and distribution of long-term debt to FAT Brands Inc.	$—	$44,404
Exchange of Class A Common Shares for amounts due to FAT Brands Inc.	$31,205	$—
Distribution to FAT Brands Inc.	$(5,138)	$—
Issuance of warrants	$7,631	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
Twin Hospitality Group Inc. (the “Company”) is a leading franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of September 28, 2025, our total restaurant footprint consisted of 159 restaurants, of which 72 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 35 are domestic company-owned Twin Peaks restaurants and 45 are domestic company-owned Smokey Bones restaurants.
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
Going Concern
The Company recognized loss from operations of $26.0 million and $1.3 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company had negative cash flow from operations of $20.5 million and $7.6 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company has a history of net losses and an accumulated deficit of $147.1 million as of September 28, 2025. Additionally, the Company had negative working capital of $420.0 million. As of September 28, 2025, the Company had $5.5 million of unrestricted cash.

As discussed in Note 8, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company was in default under its Securitization Notes. As a result, the noteholders could remove the Company as manager of the Twin Securitization Notes, cause the outstanding principal and interest under any or all of the Twin Securitization Notes to be due and payable on an accelerated basis, and could allow the noteholders to foreclose on the collateral securing the Twin Securitization Notes. As a result, the Company has classified the aggregate principal amount of its Twin Securitization Notes within current liabilities in its condensed consolidated balance sheet as of September 28, 2025.

The Company does not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect the Company’s business, financial condition and liquidity, and could cause the Company to seek to reorganize through a bankruptcy proceeding.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. While the Company believes its plans to restructure its indebtedness or obtain relief from the noteholders can alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not within the Company’s control and cannot be assessed as being probable of occurring. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Restricted Cash - The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $8.8 million as of September 28, 2025.
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

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	September 28, 2025	December 29, 2024
Real estate	$—	$1.7
Buildings and leasehold improvements	68.2	66.3
Furniture, fixtures and equipment	37.5	37.8
Construction in process	4.3	6.7
Total property and equipment, gross	110.0	112.5
Less: accumulated depreciation	(41.9)	(35.8)
Total property and equipment, net	$68.2	$76.7
Depreciation expense during the thirteen weeks ended September 28, 2025 and September 29, 2024 was $2.4 million and $4.6 million, respectively. Depreciation expense during the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $10.1 million and $13.8 million, respectively.
The Company recognized non-cash impairment of $1.4 million during the thirteen and thirty-nine weeks ended September 28, 2025. The impairment expense is included in General and administrative expense on the Consolidated Statement of Operations.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands. The following table summarizes contract liabilities related to the franchise fees as of September 28, 2025 and September 29, 2024 (in thousands).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Franchise fees liability at the beginning of the period	$4,722	$5,018	$5,025	$4,582
Revenue recognized	(69)	(60)	(308)	(173)
Franchise fees received (returned) during the period	—	—	(64)	549
Franchise fees liability at the end of the period	$4,653	$4,958	$4,653	$4,958
The following table presents disaggregated revenue by the method of recognition (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue recognized over time
Franchise fees	$69	$60	$308	$173
Revenue recognized at a point in time
Royalties	$4,796	$5,042	$15,073	$15,135
Advertising fees	2,398	2,495	7,536	7,541
Restaurant sales	74,358	75,599	232,386	242,594
Management fees and other income	695	469	1,964	1,877
Total	$82,247	$83,605	$256,959	$267,147

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 29, 2024	$30.0	$117.2	$136.8
Amortization	(2.2)	—	—
September 28, 2025	$27.8	$117.2	$136.8
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	September 28, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$28.2	$(8.1)	$20.1	$28.2	$(6.5)	$21.7
Trademarks	8.8	(1.7)	7.1	8.8	(1.2)	7.6
Other	0.9	(0.3)	0.6	0.9	(0.2)	0.7
	$37.9	$(10.1)	$27.8	$37.9	$(7.9)	$30.0
Other intangible assets consist primarily of trademarks and franchise agreements that were classified as intangible assets at the time of the brands' acquisition. Franchise agreements are amortized over the useful life of the asset. Certain trademarks are considered to have an indefinite useful life and are not amortized.
Amortization expense for the thirteen weeks ended September 28, 2025 and September 29, 2024 was $0.7 million. Amortization expense for the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $2.2 million.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2025	$0.7
2026	2.9
2027	2.9
2028	2.9
2029	2.9
Thereafter	15.5
Total	$27.8
NOTE 6. ACCRUED EXPENSES
Accrued expenses consist of the following (in millions):

	September 28, 2025	December 29, 2024
Accrued interest	$6.5	3.7
Payroll and payroll related	6.7	5.9
Sales and beverage taxes payable	1.8	2.1
Property taxes payable	2.8	3.2
Other accrued expenses	9.6	8.4
Total	$27.4	$23.3

NOTE 7. LEASES
Operating Leases
As of September 28, 2025 and December 29, 2024, the Company had 98 operating leases for corporate offices and for certain owned restaurant properties, respectively. The leases have remaining terms ranging from 0.3 years to 22.4 years. The Company recognized lease expense of $5.4 million and $5.3 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. The Company recognized lease expense of $15.5 million and $16.0 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024. The weighted average remaining lease term of the operating leases as of September 28, 2025 was 10.9 years.
Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	September 28, 2025	December 29, 2024
Operating lease right-of-use assets	$137.2	$141.9
Operating lease liabilities	$155.0	$152.5
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
During the thirteen and thirty-nine weeks ended September 28, 2025, we recognized a $6.9 million impairment of lease right-of-use assets related to the closure of certain Smokey Bones locations.
The contractual future maturities of the Company’s operating lease liabilities as of September 28, 2025, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2025	$8.1
2026	20.1
2027	19.9
2028	17.9
2029	17.9
Thereafter	216.1
Total lease payments	300.0
Less: imputed interest	145.0
Total	$155.0
Supplemental cash flow information for the thirty-nine weeks ended September 28, 2025 and September 29, 2024 related to leases is as follows (in millions):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$15.4	$15.0
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$16.5	$—

Financing Leases

On December 1, 2023, the Company executed a financing lease for restaurant equipment for two newly constructed corporate restaurants.

Financing lease right-of-use assets and financing lease liabilities as of September 28, 2025 and December 29, 2024 were as follows (in millions):

	September 28, 2025	December 29, 2024
Financing lease right-of-use assets	$0.3	$2.2
Financing lease liabilities	0.7	2.0

The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 8.3%, which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s financing lease liabilities as of September 28, 2025 including anticipated lease extensions are as follows (in millions):

Fiscal year:
Remainder of 2025	$0.7
Less imputed interest	—
Total	$0.7

Supplemental cash flow information for the thirty-nine weeks ended September 28, 2025 and September 29, 2024 related to leases is as follows (in millions):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$1.1	$1.1
Restaurant Properties Sale Leaseback
In the first quarter of 2025, we completed the sale leaseback of one newly constructed restaurant property. The restaurant property was sold at the construction cost resulting in proceeds of $4.4 million with no gain or loss. The initial term of the lease is 20 years and is accounted for as an operating lease.

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

				September 28, 2025		December 29, 2024
	Final Maturity	Anticipated Repayment Date	Rate	Face Value	Book Value	Face Value	Book Value
Twin Securitization Notes
Super Senior Debt	10/26/2054	10/25/2027	9.00%	$12.0	$11.6	$12.1	$12.0
Senior Debt	10/26/2054	10/25/2027	9.00%	265.6	258.4	269.3	265.5
Senior Subordinated Debt	10/26/2054	10/25/2027	10.00%	57.0	53.2	57.6	53.7
Subordinated Debt	10/26/2054	10/25/2027	11.00%	77.7	75.8	77.7	76.6
Total Securitized Debt				412.3	399.0	416.7	407.8

Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99%-11.50%	3.8	3.8	4.7	4.7
Construction Loan IV	10/1/2025	N/A	12.50%	—	—	3.2	3.2
Total debt				$416.1	402.8	$424.6	415.7
Current portion of long-term debt					(400.3)		(10.7)
Long-term debt					$2.5		$405.0
Twin Securitization Notes

Our long-term debt includes an aggregate of $412.3 million in aggregate principal amount in fixed rate secured notes (the "Twin Securitization Notes") issued by our special purpose financing subsidiary, Twin Hospitality I, LLC ("Twin Royalty"). During the fiscal quarter ended September 28, 2025, we received notices with respect to potential and actual Rapid Amortization Events, Manager Termination Events and Events of Default as described below. In addition to the Rapid Amortization Events, Manager Termination Events and Events of Default described below, due to liquidity constraints, the Company utilized certain cash receipts to support operation of the business during the fiscal quarter ended September 28, 2025, which would likely give rise to Events of Default and/or Manager Termination Events. These include commingling cash receipts owed to Twin Royalty and cash of non-securitization entities and causing amounts owed to Twin Royalty to be deposited into accounts not held by Twin Royalty or the Trustee, as required by the Twin Indenture. As a result of the foregoing matters, subject to notice from the applicable parties under the applicable indentures being provided (as further described below), the Company may be removed as the Manager of Twin Royalty, the Twin Securitization Notes could be subject to acceleration and the assets of Twin Royalty subject to foreclosure at any time. As a result, the Company has classified the aggregate principal amount of its Twin Securitization Notes within current liabilities in its condensed consolidated balance sheet as of September 28, 2025.

The Company is having ongoing discussions with the representatives of the noteholders regarding one or more potential transactions involving a refinancing, restructuring or similar transaction. The Company cannot provide any assurances that it will reach such an agreement on terms that are satisfactory to it and the noteholders promptly, or at all. If the Company is not able to agree upon the terms of a refinancing, restructuring or similar transaction with the noteholders, the noteholders could remove the Company as manager of Twin Royalty, cause the outstanding principal and interest under any or all of the Twin Securitization Notes to be due and payable on an accelerated basis, and could allow the noteholders to foreclose on the collateral securing the Twin Securitization Notes. The Company does not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect the Company's business, financial condition, and liquidity, and could cause the Company to seek to reorganize through a bankruptcy proceeding.

As further described below, to date, the required parties have not provided such notices. Capitalized terms used in the following discussion are defined in the Base Indenture for Twin Royalty, which is filed as an exhibit to our most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed on February 28, 2025.

Notice from Noteholders and Discussions

On August 22, 2025, Twin Royalty received a notice from counsel (the "August Letter") on behalf of a group of noteholders holding a majority of the outstanding principal balance of the Twin Securitization Notes (the “Majority Noteholders”) claiming that the payment of customary bonuses to the Company's management, in the aggregate amount of approximately $2.2 million for their performance during fiscal year 2024, was paid from funds that should have been deposited into a collection account under the Twin Indenture. The Majority Noteholders claim in the August Letter that such payment is a breach of certain provisions of the applicable Management Agreement, which they claim triggers a “Manager Termination Event” that gives the holders of the Twin Securitization Notes the right to remove the Company as the manager of Twin Royalty.

The notice from the Twin Majority Noteholders further claims that (i) a Level I Qualified Equity Offering Trigger Event occurred in April 2025 and July 2025, and (ii) the P&I DSCR was less than 1.35x for the quarterly fiscal period ended June 2025, resulting in the commencement of a Cash Flow Sweeping Event, pursuant to which 50% and 100% of collections, respectively, were required to be used to amortize the Twin Securitization Notes. According to the Twin Majority Noteholders, the failure to pay principal under the Cash Flow Sweeping Event constituted an Event of Default pursuant to Section 9.2(b) of the Base Indenture. The notice from the Twin Majority Noteholders also claims that the failure to deliver a timely notice of the above events to the Trustee under the Twin Indenture constitutes a separate Event of Default under the Twin Indenture.

In addition, the August Letter was also on behalf of a group of noteholders holding a majority of the outstanding principal balance of notes (the “FAT Securitization Notes”) issued by three unrelated special purpose financing subsidiaries owned by our parent company, FAT Brands Inc. (the “FAT Issuers”), alleging that collections belonging to the FAT Issuers were commingled with the funds of non-securitization entities at an account sitting outside of the FAT Issuers. The noteholders allege that such actions resulted in covenant violations under the applicable indentures for the FAT Securitization Notes.

Notice from Trustee / Other Defaults

Under the Base Indenture, dated November 21, 2024 (the “Twin Indenture”), between Twin Royalty and the Trustee, upon each Qualified Equity Offering, which is defined as a public or private offering of common equity securities for cash by the Company, the Company is required, subject to certain limited exceptions, to use 75% of the net proceeds from such offerings towards the repayment of the Twin Securitization Notes, until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event would occur, whereupon certain excess cash flows from Twin Royalty’s operations will be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes. The Company did not satisfy the requirement to raise a Qualified Equity Offering and repay the Twin Securitization Notes in an amount equal to at least $25.0 million on each of April 25, 2025 and July 25, 2025, and as such, a “Level I Qualified Equity Offering Trigger Event” and “Cash Flow Sweeping Event” under the Twin Securitization Notes have occurred.

Separately, on October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Twin Indenture. Such Notice stated that pursuant to Section 5.9(b)(iv) of the Twin Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the Twin Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Date under the Twin Indenture occurring on October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the Twin Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the Twin Indenture or a Termination Notice seeking to remove the Company as

Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and could be removed as Manager of Twin Royalty at any time.

On October 30, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the Twin Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the Twin Indenture. As a result of such Event of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the Twin Notes and exercise remedies (including foreclosure) with respect to the assets of Twin Royalty and any Guarantors.
Issuance of Warrants
In connection with the Spin-Off, during the third quarter of 2025, the Company issued to certain holders of the Twin Securitization Notes warrants exercisable for 1,560,782 shares of our Class A Common Stock that become exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance at an exercise price of $0.01 per share. The value of the warrants at issuance was $7.6 million, which was recorded as an original issue discount related to the Twin Securitization Notes and will be amortized to interest expense.
Construction Loan Agreement (Twin Peaks)
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. The construction loan was paid in full during the first quarter of 2025.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt
Remainder of 2025	$412.6
2026	1.4
2027	1.5
2028	0.6
2029	—

NOTE 9. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Provision (benefit) for income taxes	$(0.7)	$—	$(2.6)	$—
Effective tax rate	2.9%	(0.1)%	4.3%	—%
The difference between the statutory tax rate of 21% and the effective tax rates of 2.9% and (0.1)% in the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of 4.3% and 0.0% in the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.

NOTE 10. SHARE-BASED COMPENSATION
Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. 2025 Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, Twin Hospitality Group Inc. and its subsidiaries. The Incentive Compensation Plan provides a maximum of 1.0 million shares available for grant. During the thirteen and thirty-nine weeks ended September 28, 2025, under the Incentive Compensation Plan, the Company granted 50,000 and 140,000 stock options, respectively, with a grant date fair value of $0.1 million and $0.4 million, respectfully, and 0.1 million and 0.3 million restricted stock units ("RSUs"), respectively, with a grant date value of $0.2 million and $1.7 million. As of September 28, 2025, there were 140,000 shares of stock options outstanding with a weighted average exercise price of $4.45.
Effective January 15, 2025, the Company adopted the Twin Hospitality Group Inc. Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan is an incentive compensation plan to assist the Company in motivating, retaining and rewarding high-quality executives and other key service providers to the Company in connection with the Spin-Off of the Company from FAT Brands Inc. as standalone publicly-traded company. The Management Equity Plan is intended to provide one-time restricted stock unit ("RSU") grants to select executives and key service providers to align their interests with the interests of the Company's stockholders. The Management Equity Plan provides a maximum of 4.7 million RSUs available for grant. During the thirteen and thirty-nine weeks ended September 28, 2025, under the Management Equity Plan, the Company granted a total, net of forfeitures, of 0.1 million and 4.0 million RSUs with a grant date value, net of forfeitures, of $0.3 million and $22.3 million.
The Company recognized share-based compensation expense in the amount of $3.4 million and $15.9 million, respectively, during the thirteen and thirty-nine weeks ended September 28, 2025. The Company recognized share-based compensation expense in the amount $0.2 million during the thirteen and thirty-nine weeks ended September 29, 2024.
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
In connection with Spin-Off, during the third quarter of 2025, the Company issued to certain holders of the Twin Securitization Notes warrants exercisable for 1,560,782 shares of our Class A Common Stock that become exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance at an exercise price of $0.01 per share. The value of the warrants at issuance was $7.6 million, which was recorded as an original issue discount related to the Twin Securitization Notes and will be amortized to interest expense.
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
On May 28, 2025, the Company issued 9.4 million shares of its Class A Common Stock and as of September 28, 2025 holds these shares in treasury.

NOTE 12. RELATED PARTY TRANSACTIONS

We may engage in transactions with other companies, owned or controlled by affiliates of FAT Brands Inc. in the normal course of business.

The Due to Affiliates represent the payable as of the end of the reporting period of advances (for capital expenditures or other working capital needs) received from FAT Brands Inc. or its affiliates and are settled in accordance with the legal and contractual restrictions governing transactions by and among the Parent's consolidated entities. The outstanding balance at September 28, 2025 and December 29, 2024 was $3.8 million and $10.5 million due to affiliates, respectively.

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

In May 2024, FAT Brands Inc. (“FAT Brands” or the “Parent”) was informed that it was indicted by the U.S. Department of Justice (the “DOJ”) on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to its former CEO Andrew Wiederhorn in the amount of $2.65 million. The indictment included charges against Mr. Wiederhorn, FAT Brands’ former CFO, Rebecca Hershinger, and FAT Brands’ former tax advisor. On July 29, 2025, the DOJ moved to dismiss the indictment against all defendants in the case without prejudice, and on August 7, 2025, the court ordered the indictment to be dismissed against all defendants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the SEC, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 28, 2025“ and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
Twin Hospitality Group Inc. is a franchisor and operator of two specialty casual dining restaurant concepts: Twin Peaks and Smokey Bones. As of September 28, 2025, our total restaurant footprint consists of 159 restaurants, of which 72 are domestic franchised Twin Peaks restaurants operated by our franchisee partners, seven are international franchised Twin Peaks restaurants operated by a franchisee partner in Mexico, 35 are domestic company-owned Twin Peaks restaurants, and 45 are domestic company-owned Smokey Bones restaurants.
Our growth plan is driven by a robust pipeline of new restaurant developments. Our pipeline includes nearly 100 signed franchised units as of September 28, 2025, providing significant visibility into our near-term growth trajectory. As we continue to expand, of the total number of anticipated new restaurant openings, we have a goal of having approximately 75% to 80% be franchised restaurants.
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

Results of Operations of Twin Hospitality Group Inc.
For the Thirteen Weeks Ended September 28, 2025 and September 29, 2024
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks ended September 28, 2025 and September 29, 2024.

	Thirteen Weeks Ended
	September 28, 2025		September 29, 2024
($ in thousands)	$	% of Revenue	$	% of Revenue
Revenue
Company-owned restaurant sales	$74,358	90.3%	$75,599	90.4%
Franchise revenue	7,958	9.7%	8,066	9.6%
Total revenue	82,316	100.0%	83,665	100.0%

Costs and expenses
Restaurant operating costs
Food and beverage costs (1)	20,348	27.4%	20,826	27.5%
Labor and benefits costs (1)	23,902	32.1%	24,778	32.8%
Other operating costs (1)	17,005	22.9%	16,761	22.2%
Occupancy costs (1)	5,983	8.0%	6,639	8.8%
Advertising expense	5,342	6.5%	4,328	5.2%
Pre-opening expense	7	—%	843	1.0%
General and administrative expense	19,502	23.7%	7,167	8.6%
Depreciation and amortization	3,592	4.4%	5,913	7.1%
Total costs and expenses	95,681	116.2%	87,255	104.3%

Loss from operations	(13,365)	(16.2)%	(3,590)	(4.3)%

Total other expense, net	(11,854)	(14.4)%	(12,617)	(15.1)%

Loss before income tax provision (benefit)	(25,219)	(30.6)%	(16,207)	(19.4)%

Income tax (benefit) provision	(738)	(0.9)%	10	—%

Net loss	$(24,481)	(29.7)%	$(16,217)	(19.4)%
(1) As a percentage of company-owned restaurant sales
Revenues

Company-owned restaurant sales decreased by $1.2 million, or 1.6%, to $74.4 million in the third quarter of 2025, compared to $75.6 million year-ago quarter, primarily due to the closure of 11 underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Franchise revenue decreased by $0.1 million, or 1.3%, to $8.0 million in the third quarter of 2025, compared to $8.1 million in the year-ago quarter, as growth from our Twin Peaks franchise openings mostly offset the decline in same-store sales.

Costs and Expenses

Food and beverage costs decreased by $0.5 million, or 2.3%, to $20.3 million in the third quarter of 2025, compared to $20.8 million in the year-ago quarter, primarily due to the closure of underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales, partially offset by increases in the prices of food ingredients. As a percentage of company-owned restaurant sales, food and beverage costs decreased to 27.4% in the third quarter of 2025, compared to 27.5% in the year-ago quarter as menu price increases were substantially offset by the increase in food costs .

Labor and benefits costs decreased by $0.9 million, or 3.5%, to $23.9 million in the third quarter of 2025, compared to $24.8 million in the year-ago quarter, primarily due to the closure of underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales, partially offset by wage inflation. As a percentage of company-owned restaurant sales, labor and benefits costs decreased to 32.1% in the third quarter of 2025, compared to 32.8% as menu price increases were partially offset by wage inflation.
Other operating costs increased by $0.2 million, or 1.5%, to $17.0 million in the third quarter of 2025, compared to $16.8 million in the year-ago quarter, primarily due to new restaurant openings. As a percentage of company-owned restaurant sales, other operating costs was 22.9% in the third quarter of 2025 compared to 22.2% in the year-ago quarter.
General and administrative expense increased by $12.3 million, or 172.1%, to $19.5 million in the third quarter of 2025, compared to $7.2 million in the year-ago quarter, primarily due to $6.9 million in Smokey Bones store closure costs, a $1.4 million non-cash impairment of fixed assets related to the closure of underperforming Smokey Bones locations and higher non-cash share-based compensation.

Other Expense, Net

Other expense, net was $11.9 million in the third quarter of 2025, compared to $12.6 million in the year-ago quarter, and in each year, other expense, net consisted primarily of interest expense.

Income Taxes
We recorded an income tax benefit of $0.7 million in the third quarter of 2025 and an income tax provision of $10,000 in the third quarter of 2024.

For the thirty-nine weeks ended September 28, 2025 and September 29, 2024
The following table summarizes key components of our condensed consolidated results of operations for the thirty-nine weeks ended September 28, 2025 and September 29, 2024.

	Thirty-Nine Weeks Ended
	September 28, 2025		September 29, 2024
($ in thousands)	$	% of Revenue	$	% of Revenue
Revenue
Company-owned restaurant sales	$232,386	90.3%	$242,594	90.8%
Franchise revenue	24,881	9.7%	24,726	9.2%
Total revenue	257,267	100.0%	267,320	100.0%

Costs and expenses
Restaurant operating costs
Food and beverage costs (1)	63,126	27.2%	66,167	27.3%
Labor and benefits costs (1)	74,509	32.1%	77,798	32.1%
Other operating costs (1)	51,021	22.0%	50,073	20.6%
Occupancy costs (1)	18,651	8.0%	19,872	8.2%
Advertising expense	15,477	6.0%	15,080	5.6%
Pre-opening expense	702	0.3%	935	0.3%
General and administrative expense	46,033	17.9%	21,160	7.9%
Depreciation and amortization	13,758	5.3%	17,500	6.5%
Total costs and expenses	283,277	110.1%	268,585	100.5%

Loss from operations	(26,010)	(10.1)%	(1,265)	(0.5)%

Total other expense, net	(33,959)	(13.2)%	(34,915)	(13.1)%

Loss before income tax (benefit) provision	(59,969)	(23.3)%	(36,180)	(13.5)%

Income tax (benefit) provision	(2,592)	(1.0)%	(10)	—%

Net loss	$(57,377)	(22.3)%	$(36,170)	(13.5)%
(1) As a percentage of company-owned restaurant sales
Revenues

Company-owned restaurant sales decreased by $10.2 million, or 4.2%, to $232.4 million in the thirty-nine weeks ended September 28, 2025, compared to $242.6 million in the year-ago period, primarily due to the closure of 11 underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Franchise revenue increased by $0.2 million, or 0.6%, to $24.9 million in the thirty-nine weeks ended September 28, 2025, compared to $24.7 million in the year-ago period, primarily due to growth from our Twin Peaks franchise openings, mostly offset the decline in same-store sales.

Costs and Expenses

Food and beverage costs decreased by $3.0 million, or 4.6%, to $63.1 million in the thirty-nine weeks ended September 28, 2025, compared to $66.2 million in the year-ago period, primarily due to the closure of underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales, partially offset by increases in the prices of food ingredients. As a percentage of company-owned restaurant sales, food and beverage costs decreased to 27.2% in the thirty-nine weeks ended September 28, 2025, compared to 27.3% in the year-ago period as menu price increases were substantially offset by the increase in food costs..

Labor and benefits costs decreased by $3.3 million, or 4.2%, to $74.5 million in the thirty-nine weeks ended September 28, 2025, compared to $77.8 million in the year-ago period, primarily due to the closure of underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales, partially offset by wage inflation. As a percentage of company-owned restaurant sales, labor and benefits costs remained flat at 32.1% in the thirty-nine weeks ended September 28, 2025, compared to the year-ago period as wage inflation and sales deleveraging were offset by menu price increases.
Other operating costs increased by $0.9 million, or 1.9%, to $51.0 million in the thirty-nine weeks ended September 28, 2025, compared to $50.1 million in the year-ago period, primarily due to new restaurant openings. As a percentage of company-owned restaurant sales, other operating costs was 22.0% in the thirty-nine weeks ended September 28, 2025 compared to 20.6% in the year-ago period.
General and administrative expense increased by $24.9 million, or 117.5%, to $46.0 million in the thirty-nine weeks ended September 28, 2025, compared to $21.2 million in the year-ago period, primarily due to $6.9 million in Smokey Bones store closure costs, a $1.4 million non-cash impairment of fixed assets related to the closure of underperforming Smokey Bones locations and higher non-cash share-based compensation.

Other Expense, Net

Other expense, net was $34.0 million in the thirty-nine weeks ended September 28, 2025, compared to $34.9 million in the year-ago period, and in each year, other expense, net consisted primarily of interest expense.

Income Taxes
We recorded an income tax benefit of $2.6 million and $10,000 in the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay our indebtedness and fund our business operations, acquisitions and expansion of our restaurant locations, and for other general business purposes. Our source of funds for liquidity during the thirty-nine weeks ended September 28, 2025 and September 29, 2024 consisted primarily of cash generated by our operations and contributions from FAT Brands Inc., our Parent company.

The Company recognized losses from operations of $26.0 million and $1.3 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company had negative cash flow from operations of $20.5 million and $7.6 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company has a history of net losses and an accumulated deficit of $147.1 million as of September 28, 2025. As of September 28, 2025, the Company had $5.5 million of unrestricted cash.

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

As discussed in Note 8 of the quarterly financial statements included elsewhere in this filing, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company was in default under its Securitization Notes. As a result, the noteholders could remove the Company as manager of the Twin Securitization Notes, cause the outstanding principal and interest under any or all of the Twin Securitization Notes to be due and payable on an accelerated basis, and could allow the noteholders to foreclose on the collateral securing the Twin Securitization Notes. As a result, the Company has classified the aggregate principal amount of its Securitization Notes within current liabilities in its condensed consolidated balance sheet as of September 28, 2025.

The Company does not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect the Company’s business, financial condition and liquidity, and could cause the Company to seek to reorganize through a bankruptcy proceeding.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. While the Company believes its plans to restructure its indebtedness or obtain relief from the noteholders can alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not within the Company’s control and cannot be assessed as being probable of occurring. Without a restructuring of our debt or relief from our noteholders under our Securitized Notes, we will not be able to meet our cash obligations for the next twelve months.

Comparison of Cash Flows
Our cash and restricted cash balance was $14.3 million as of September 28, 2025, compared to $25.9 million as of December 29, 2024.
The following table summarizes key components of our consolidated cash flows for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	Thirty-Nine Weeks Ended
(in millions)	September 28, 2025	September 29, 2024
Net cash used in operating activities	$(20.5)	$(7.6)
Net cash used in investing activities	(2.9)	(20.3)
Net cash provided by financing activities	11.7	33.4
Net increase (decrease) in cash and restricted cash	$(11.7)	$5.4
Operating Activities
Net cash used in operating activities increased $12.9 million in the thirty-nine weeks ended September 28, 2025 compared to 2024, primarily due to an increase in net loss as adjusted for non cash items, including depreciation and amortization, and higher debt service costs, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities was $2.9 million in the thirty-nine weeks ended September 28, 2025 and was related to purchases of property and equipment in connection with company-owned restaurants, partially offset by the sale leaseback of one company-owned Twin Peaks location. Net cash used in investing activities was $20.3 million in the thirty-nine weeks ended September 29, 2024, primarily related to purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $11.7 million and $33.4 million in the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively, primarily comprised of contributions from FAT Brands Inc., partially offset by net repayment of borrowings.
Capital Expenditures
As of September 28, 2025, we do not have any material commitments for capital expenditures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 28, 2025, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on February 28, 2025, which could materially affect our business, financial condition, cash flows or future results. Other than the matters discussed below under Item 3, there have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Securitization Notes

Our long-term debt includes an aggregate of $412.3 million in aggregate principal amount in fixed rate secured notes (the “Twin Securitization Notes”) issued by our special purpose financing subsidiary, Twin Hospitality I, LLC (“Twin Royalty”). During the fiscal quarter ended September 28, 2025, we received notices with respect to potential and actual Rapid Amortization Events, Manager Termination Events and Events of Default as described below. In addition to the Rapid Amortization Events, Manager Termination Events and Events of Default described below, due to liquidity constraints, the Company utilized certain cash receipts to support operation of the business during the fiscal quarter ended September 28, 2025, which would likely give rise to Events of Default and/or Manager Termination Events. These include commingling cash receipts owed to Twin Royalty and cash of non-securitization entities and causing amounts owed to Twin Royalty to be deposited into accounts not held by Twin Royalty or the Trustee, as required by the Twin Indenture. As a result of the foregoing matters, subject to notice from the applicable parties under the applicable indentures being provided (as further described below), the Company may be removed as the Manager of Twin Royalty, the Twin Securitization Notes could be subject to acceleration and the assets of Twin Royalty subject to foreclosure at any time. As further described below, to date, the required parties have not provided such notices.

The Company is having ongoing discussions with representatives of the noteholders regarding one or more potential transactions involving a refinancing, restructuring or similar transaction. The Company cannot provide any assurances that it will reach such an agreement on terms that are satisfactory to it and the noteholders promptly, or at all. If the Company is not able to agree upon the terms of a refinancing, restructuring or similar transaction with the noteholders, the noteholders could remove the Company as manager of Twin Royalty, cause the outstanding principal and interest under any or all of the Twin Securitization Notes to be due and payable on an accelerated basis, and could allow the noteholders to foreclose on the collateral securing the Twin Securitization Notes. We do not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect our business, financial condition, and liquidity, and could cause us to seek to reorganize through a bankruptcy proceeding.

Capitalized terms used in the following discussion are defined in the Base Indenture for Twin Royalty, which is filed as an exhibit to our most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed on February 28, 2025.

Notice from Noteholders and Discussions

On August 22, 2025, Twin Royalty received a notice from counsel (the “August Letter”) on behalf of a group of noteholders holding a majority of the outstanding principal balance of the Twin Securitization Notes (the “Twin Majority Noteholders”) claiming that the payment of customary bonuses to the Company’s management, in the aggregate amount of approximately $2.2 million for their performance during fiscal year 2024, was paid from funds that should have been deposited into a collection account under the Twin Indenture. The Twin Majority Noteholders claim in the August Letter that such payment is a breach of certain provisions of the applicable Management Agreement, which they claim triggers a “Manager Termination Event” that gives the holders of the Twin Securitization Notes the right to remove the Company as the manager of Twin Royalty.

The notice from the Twin Majority Noteholders further claims that (i) a Level I Qualified Equity Offering Trigger Event occurred in April 2025 and July 2025, and (ii) the P&I DSCR was less than 1.35x for the quarterly fiscal period ended June 2025, resulting in the commencement of a Cash Flow Sweeping Event, pursuant to which 50% and 100% of collections, respectively, were required to be used to amortize the Twin Securitization Notes. According to the Twin Majority Noteholders, the failure to pay principal under the Cash Flow Sweeping Event constituted an Event of Default pursuant to Section 9.2(b) of the Base Indenture. The notice from the Twin Majority Noteholders also claims that the failure to deliver a timely notice of the above events to the Trustee under the Twin Indenture constitutes a separate Event of Default under the Twin Indenture.

In addition, the August Letter was also on behalf of a group of noteholders holding a majority of the outstanding principal balance of notes (the “FAT Securitization Notes”) issued by three unrelated special purpose financing subsidiaries owned by our parent company, FAT Brands Inc. (the “FAT Issuers”), alleging that collections belonging to the FAT Issuers were commingled with the funds of non-securitization entities at an account sitting outside of the FAT Issuers. The noteholders allege that such actions resulted in covenant violations under the applicable indentures for the FAT Securitization Notes.
Notice from Trustee / Other Defaults

Under the Base Indenture, dated November 21, 2024 (the “Twin Indenture”), between Twin Royalty and the Trustee, upon each Qualified Equity Offering, which is defined as a public or private offering of common equity securities for cash by the Company, the Company is required, subject to certain limited exceptions, to use 75% of the net proceeds from such offerings towards the repayment of the Twin Securitization Notes, until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event would occur, whereupon certain excess cash flows from Twin Royalty’s operations are required to be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes. The Company did not satisfy the requirement to raise a Qualified Equity Offering and repay the Twin Securitization Notes in an amount equal to at least $25.0 million on each of April 25, 2025 and July 25, 2025, and as such, a “Level I Qualified Equity Offering Trigger Event” and “Cash Flow Sweeping Event” under the Twin Securitization Notes have occurred.

Separately, on October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Twin Indenture. Such Notice stated that pursuant to Section 5.9(b)(iv) of the Twin Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the Twin Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Date under the Twin Indenture occurring on October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the Twin Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the Twin Indenture or a Termination Notice seeking to remove the Company as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and could be removed as Manager of Twin Royalty at any time.

On October 30, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the Twin Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the Twin Indenture. As a result of such Event of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the Twin Notes and exercise remedies (including foreclosure) with respect to the assets of Twin Royalty and any Guarantors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Twin Hospitality Group Inc.

Date: November 12, 2025	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)